Form 10KSB40
period 1997-12-31
GBC BANCORP INC
filed 1998-03-30
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934.
            For the transition period from __________ to ____________

                        Commission File Number: 333-19081

                                GBC BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                   GEORGIA                                 58-2265327
---------------------------------------------       ------------------------
        (State Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

       318 West Pike Street, Suite 475
           Lawrenceville, Georgia                             30246
---------------------------------------------       ------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (770) 995-0000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: None*

         *The Issuer filed a Registration Statement on Form SB-2 (Registration No. 333-19081) effective pursuant to the Securities Act of 1933, as amended, on April 16, 1997. Accordingly, the Issuer files this report pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 15d-1 of the regulations thereunder.

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the year ended December 31, 1997 were $232,286.

         Aggregate market value of the voting common stock held by persons other than directors and executive officers of the Registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specific date within the past 60 days: $7,084,220 based on the average bid and asked price as of March 19, 1998.

         There were 950,080 shares of the Registrant's common stock outstanding as of March 30, 1998.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I..........................................................................................................   1

Item 1.      Description of Business............................................................................   1

Item 2.      Description of Property............................................................................   8

Item 3.      Legal Proceedings..................................................................................   9

Item 4.      Submission of Matters to a Vote of Security Holders................................................   9

PART II.........................................................................................................   9

Item 5.      Market for Common Equity and Related Stockholder Matters...........................................   9

Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............  10

Item 7.      Financial Statements and Supplementary Data........................................................  24

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............  50

PART III........................................................................................................  50

Item 9.      Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act................  50

Item 10.     Executive Compensation.............................................................................  52

Item 11.     Security Ownership of Certain Beneficial Owners and Management.....................................  53

Item 12.     Certain Relationships and Related Transactions.....................................................  55

PART IV.........................................................................................................  56

Item 13.     Exhibits and Reports on Form 8-K...................................................................  56





                                       (i)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

             GBC Bancorp, Inc., a Georgia corporation (the "Company"), was organized on August 21, 1996 for the purpose of acquiring all of the common stock of Gwinnett Banking Company, a Georgia corporation which opened for business on October 31, 1997 (the "Bank"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and the Georgia Bank Holding Company Act (the "Georgia BHC Act").

             The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. The Company has no present plans to acquire any operating subsidiaries other than the Bank. It is expected, however, that the Company may make additional acquisitions in the future in the event that the Company becomes profitable and such acquisitions are deemed to be in the best interest of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements.

THE BANK

             The Bank is a full service commercial bank located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia. The Bank's primary service area is Gwinnett County, Georgia; however, the Bank also serves the adjacent counties, or parts thereof, of Cobb, DeKalb and Fulton. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank's loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.

COMPETITION

             Management believes that Gwinnett County has a very active and competitive banking market. The largest financial institutions serving Gwinnett County are NationsBank, N.A. (South), Wachovia Bank, N.A., SunTrust, Atlanta, First Union National Bank, and SouthTrust Bank of Alabama, N.A. The largest Gwinnett County based banks are The Bank of Gwinnett County, Lawrenceville; The Brand Banking Co., Lawrenceville; Peoples Bank & Trust, Buford; and Citizens Bank of Gwinnett, Duluth. Based on the Federal Deposit Insurance Corporation (the "FDIC") Summary of Deposits as of June 30, 1997, there are 24 banks, two thrift institutions and three credit unions that operate 129 offices in Gwinnett County. There are approximately 18 financial institutions that have offices in the immediate vicinity of the main office of the Bank.

EMPLOYEES

             The Bank has 15 full-time employees and one part-time employee. The Company is not expected to have any employees who are not also employees of the Bank.

SUPERVISION AND REGULATION

             General.

             The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the BHC Act and the Georgia BHC Act, respectively. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the Georgia BHC Act.

             The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

             The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

             The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside of Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may now branch interstate through acquisitions of banks in other states.

             In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act which became effective on July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

             Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

             The BHC Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

             The Bank is a member of the FDIC, and as such, its deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

             The Bank is subject to regulation, supervision, and examination by the FDIC and the Georgia Department. The FDIC and the Georgia Department regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Certain Conditions

             In connection with their approvals of the formation of the Bank and the Company, the Georgia Department, the FDIC and the Federal Reserve conditioned their approvals on the compliance with certain restrictions and requirements relating to the operations and activities of the Bank and the Company (collectively, the "Conditions"), including, without limitation, (a) a requirement for the Bank to maintain minimal capital of $9,000,000, of which not less than $3,000,000 must be allocated to common capital, not less than $5,100,000 must be allocated to paid in surplus and not less than $900,000 must be allocated as an expense fund to cover pre-opening expenses and potential losses in the Bank's first year of operation; (b) a requirement for the Bank to maintain a Capital-to-Asset Ratio, as defined by the Georgia Department, at not less than 8% during the first three years of operation, and further following this initial three-year period, for the Bank to maintain a Capital-to-Asset Ratio at levels which are consistent with the published policies of the Georgia Department; (c) a restriction on the payment of dividends to the Company by the Bank, and on the payment to officers or employees of the Bank of any incentive bonuses until such time as all start-up losses of the Bank are recovered and the Bank has earned a cumulative profit (on both a Bank-only and consolidated basis) and, further, a requirement for the Bank to obtain the approval of the Georgia Department and the Federal Reserve prior to the payment of dividends to the Company; (d) a restriction on the payment by the Bank of any fees to Directors or committee members of the Bank until the Bank has earned a cumulative profit (on both a Bank-only and consolidated basis); (e) a restriction on changes in the position of President, Chief Lending Officer or Chief Operations Officer of the Bank during the first two years of operation of the Bank without obtaining the prior approval of the Georgia Department and the FDIC; (f) a restriction on adding any persons to the Board of Directors of the Bank or the Company during the first two years after commencing business without obtaining the prior approval of the Georgia Department; (g) a restriction on the creation of any plan for the issuance of stock options to key employees and/or officers of the Company or the Bank without obtaining the prior approval of the Georgia Department, which shall include any arrangements for the issuance of stock options included in employment contracts; and (h) a restriction on the Company from incurring debt without obtaining the prior approval of the Federal Reserve. Pursuant to the applicable regulatory approvals, all conditions imposed on the organizers and Directors of the Bank are imposed on the organizers and

Directors of the Company. The Boards of Directors of the Bank and the Company have, in each instance, committed to cause the Bank and the Company to abide by each of the Conditions imposed through formal Board action.

             Payment of Dividends

             The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends to its shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company (including, but not limited to, the Conditions), as well as by the Company to its shareholders.

             If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "--Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

             The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

             Capital Adequacy

             The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company, and the FDIC in the case of the Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

             The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

             The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 201.41% and 200.72%, respectively.

             In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 109.11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

             The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. Neither the Company nor the Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

             Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

             The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

             Support of Subsidiary Institution

             Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

             Prompt Corrective Action

             FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

             Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a

Leverage Ratio of less than 4.0% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

             An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution will meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

             For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or
(xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking regulator, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer, without regulatory approval.

             At December 31, 1997, the Bank had the requisite capital levels to qualify as "well capitalized."

             FDIC Insurance Assessments

             Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

             Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

             Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for the SAIF insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

             A variation of this proposal designated the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by DIFA, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule which effected, as of October 1, 1996 (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980's as part of the government rescue of the thrift industry are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated at 2.43 basis points.

             Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

             Safety and Soundness Standards

             The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "--Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

             Community Reinvestment Act

             The Community Reinvestment Act of 1977 ("CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. In May 1995, the federal bank regulatory agencies published final amended regulations promulgated pursuant to the CRA. The final regulations eliminate the 12 assessment factors under the former regulation and replace them with performance tests. Institutions are no longer required to prepare CRA Statements or extensively document director participation, marketing efforts or the ascertainment of community credit needs. Under the final rule, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions have the option of being evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

             CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the institution's CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required by the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community reinvestment record.

ITEM 2.  DESCRIPTION OF PROPERTY

             On March 17, 1998, the Bank entered into a month-to-month lease agreement with GBC Properties, LLC ("GBC LLC") to lease the real estate for the Bank located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia for a rental of $1.00 per month until the permanent banking facility described below for the Bank is constructed. In addition, the temporary modular office and the temporary operation and administrative offices of the Bank are leased on a short-term basis from independent third parties for $6,727.00 per month. Upon completion of the construction of the permanent banking facility, the temporary modular office will be removed and temporary operation and administrative offices will be vacated.

             On March 17, 1998, the Bank entered into a primary lease agreement (the "Lease Agreement") with GBC LLC to lease permanent office space for the Bank located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia (the "Permanent Premises") for five years, beginning on the completion of the construction of the Permanent Premises, with two five-year renewal options. Pursuant to the Lease Agreement, the initial annual rental for the 16,000 square feet of office space is $240,000 or $15.00 per square foot. The rental for the renewal will be increased based on the increase in the Consumer Price Index.

             The Bank obtained two appraisals for the fair rental value of the Permanent Premises. One appraisal, dated October 8, 1996, provided a range of market rental for the Permanent Premises. The mid-point of such range was $16.00 per square foot. The other appraisal, also dated October 8, 1996, determined that the fair market rental value of the Permanent Premises was $15.66 per square foot.

             The owner of the property and the building where the Permanent Premises will be located is GBC LLC. Most of the members of GBC LLC are directors and officers of the Company and the Bank. See "Item 12. Certain Relationships and Related Transactions."

             The Permanent Premises, when completed, will include a full-service teller line and drive-in and walk-up windows. The Bank also will offer safe deposit boxes.

             The Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             There is currently no market for shares of the Company's common stock, par value $1.00 per share (the "Common Stock") and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's Common Stock to be traded on any stock exchange or over-the-counter market. As of December 31, 1997, there were no private trades of shares of the Company's Common Stock.

             As of December 31, 1997, the Company had approximately 365 holders of the Company's Common Stock.

             The Company has not paid any dividends to date. Under the Georgia Business Corporation Code, the Company may from time to time make distributions, including the payment of dividends, to its shareholders in money, indebtedness or other property (except its own shares) unless, after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. The Company may also distribute its shares pro rata and without consideration to its shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend.

             Subject to the Conditions, the Company, as the sole holder of common stock of the Bank, is entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. Dividends paid may not exceed 50% of net profits after taxes for the previous fiscal year without prior approval of the Department of Banking. The Bank may not pay cumulative dividends on its common stock.

             In the absence of other activities conducted by the Company, its ability to pay dividends will depend upon the earnings of the Bank and fulfillment of the Conditions. However, the Company cannot assure the future payment of dividends, either in cash or in stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following is a discussion of the financial condition of the Company and the Bank at December 31, 1997 and 1996 and the results of operations for the year ended December 31, 1997 and for the period from inception to December 31, 1996. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

OVERVIEW

The Company's 1997 results were highlighted by the successful completion of its common stock offering and the commencement of its banking operations on October 31, 1997. The Company's capital base will allow for substantial growth in 1998.

FINANCIAL CONDITION AT DECEMBER 31, 1997 AND 1996

Following is a summary of the Company's balance sheets for the periods indicated:


                                       DECEMBER 31,
                                    ------------------
                                      1997        1996
                                    -------      -----
                                   (Dollars in thousands)
Cash and due from banks .........      $   959      $   1

Federal funds sold ..............        9,700         --

Loans ...........................        1,841         --

Premises and equipment ..........          139         32

Other assets ....................          211        116
                                       -------      -----

                                       $12,850      $ 149
                                       =======      =====

Total deposits ..................      $ 4,272      $  --

Other borrowings ................           --        387

Other liabilities ...............           28         --

Stockholders' equity (deficit)...        8,550       (238)
                                       -------      -----
                                       $12,850      $ 149
                                       =======      =====

FINANCIAL CONDITION AT DECEMBER 31, 1997 AND 1996

             As of December 31, 1997, the Company had total assets of $12.8 million. The Company raised $9.5 million from the sale of its common stock and has received $4.3 million in deposits since the commencement of operations on October 31, 1997. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($9.7 million) and loans ($1.9 million). The Company also repaid debt incurred during the organizational period of $950,000. The Company expects that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks. The Company was in process of organizing the Company and obtaining regulatory approvals as of December 31, 1996.

             The Bank's investments, consisting solely of Federal funds sold, amounted to $9.7 million at December 31, 1997.

             The Company has 69% of its loan portfolio collateralized by real estate located in the Company's primary market area of Gwinnett County and surrounding counties. The Company's real estate mortgage and construction portfolio consists of loans collateralized by one to four-family residential properties (61%) and construction loans to build one to four-family residential properties (39%). The Company generally requires that loans collateralized by real estate not exceed 80%-85% of the collateral value.

             The Company's remaining 31% of its loan portfolio consists of commercial, consumer, and other loans. The Company requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

             The specific economic and credit risks associated with the Company's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in the Company's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy.

             The Company attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, the Company establishes and periodically reviews its lending policies and procedures as well as continually monitoring the real estate market within the Company's market area. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

             The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

             Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

             The liquidity and capital resources of the Bank are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Bank's liquidity was considered satisfactory.

             At December 31, 1997, the Company had loan commitments outstanding of $3,366,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1997, the Bank had arrangements with three commercial banks for additional short-term advances of approximately $4,500,000.

             At December 31, 1997, the Company's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The Company's stockholders' equity increased due to the issuance of common stock of $9.5 million offset by a net loss of $688,000.

             In the future, the primary source of funds available to the Company will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

             The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 1997 are as follows:


                                                 Actual
                                          --------------------    Regulatory
                                          Company       Bank     Requirements
                                          -------      -------   ------------
Leverage capital ratio .............      109.11%      104.41%       5.00%

Risk-based capital ratios:

             Core capital ..........      200.72       192.08        6.00

             Total capital .........      201.41       192.77       10.00


             At December 31, 1997, the Company entered into a lease agreement with GBC LLC, a corporation formed by the organizers of the Company to own land and construct office facilities thereon. Upon completion of construction, the Company will lease permanent office space from GBC LLC for an initial annual rental of $240,000.

             These ratios will decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements.

             Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

             Except for expected growth common to a de novo bank, management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

             Effects of Inflation

             The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 AND PERIOD FROM INCEPTION TO DECEMBER 31, 1996

             Following is a summary of the Company's operations for the periods indicated.


                                                YEAR ENDED           PERIOD ENDED
                                            DECEMBER 31, 1997      DECEMBER 31, 1996
                                            -----------------      -----------------
                                                    (DOLLARS IN THOUSANDS)
Interest income ....................               $ 199                $  --

Interest expense ...................                  54                    7

Net interest income (expense) ......                 145                   (7)

Provision for loan losses ..........                  29                   --

Other income .......................                  33                   --
                                                                        -----
Other expenses .....................                 837                  232

Pretax loss ........................                (688)                (239)
                                                   =====                =====
Income taxes .......................                  --                   --

Net loss ...........................                (688)                (239)

             The Company commenced its operations on October 31, 1997. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock, and obtaining necessary approvals. The Company incurred operating losses totaling $723,000 during its organizational period ($239,000 in 1996 and $484,000 in 1997). The Company incurred total organizational and stock issue costs of $197,000 of which $173,000 has been capitalized to be amortized over a period of sixty months, and $24,000 has been recorded as a reduction in capital surplus. Through the end of the year, the Company has incurred additional operating losses of $203,000.

             Operations during 1996 and through October of 1997 consisted primarily of the Company's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. Therefore, operational comparisons between 1997 and 1996 would not be meaningful and are not presented.

             Net Interest Income

             The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses.

Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

             The net yield on average interest-earning assets during the Company's operational period from October 31, 1997 to December 31, 1997 was 5.74%. Average loans were $222,000, and average Federal funds sold were $1.95 million. Average interest-bearing liabilities were $276,000. The rate earned on average interest-earning assets was 6.18%. The rate paid on average interest-bearing liabilities was 3.49%.

             Provision for Loan Losses

             The provision for loan losses was $29,000 in 1997. The amount provided was due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1997, the Company has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.53%.

             Other Income

             Other operating income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenues and fees. Other operating income was $33,000 in 1997.

             Other Expenses

             Other expenses consist of salaries and employee benefits ($635,000), equipment and occupancy expenses ($84,000), and other operating expenses ($117,000).

             Income Tax

             The Company had no income tax expense due to a pre-tax operating loss of $688,000.

             Asset/Liability Management

             It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

             The Company's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

             A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

             Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

             At December 31, 1997, the Company's cumulative one year interest rate-sensitivity gap ratio was 356%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-earning assets will reprice during this period at a rate considerably faster than the Company's interest-bearing liabilities. The Company is not within its targeted parameters. However, as the Company continues to invest its excess liquidity, currently invested in Federal funds sold, in loans and securities, the gap ratio will become more in line with the targeted ratio, and net interest income should not be significantly affected by changes in interest rates. A gap ratio in the Company's current range is not unusual for a de novo bank. It is also noted that 91% of the Company's certificates of deposit greater than $100,000 mature within the one year time horizon. It is management's belief that as long as the Company pays the prevailing market rate on these type deposits, the Company's liquidity, while not assured, will not be negatively affected.

             The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                                      AFTER THREE      AFTER ONE
                                                           WITHIN      MONTHS BUT       YEAR BUT
                                                           THREE       WITHIN ONE     WITHIN FIVE    AFTER FIVE
                                                           MONTHS         YEAR            YEARS         YEARS          TOTAL
                                                          -------     -----------     -----------    ----------       -------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Federal funds sold ............................        $ 9,700        $    --         $   --        $    --        $ 9,700
   Loans .........................................          1,398            216            256             --          1,870
                                                          -------        -------         ------        -------        -------
                                                           11,098            216            256             --         11,570
                                                          -------        -------         ------        -------        -------
Interest-bearing liabilities:
   Interest-bearing demand deposits ..............          1,830             --             --             --          1,830
   Savings .......................................            109             --             --             --            109
   Certificates, less than $100,000 ..............             97            243             28             --            368
   Certificates, $100,000 and over ...............            550            350             --             --            900
                                                          -------        -------         ------        -------        -------
                                                            2,586            593             28             --          3,207
                                                          -------        -------         ------        -------        -------
Interest rate sensitivity gap ....................        $ 8,512        $  (377)        $  228        $    --        $ 8,363
                                                          =======        =======         ======        =======        =======

Cumulative interest rate sensitivity gap..........        $ 8,512        $ 8,135         $8,363        $ 8,363
                                                          =======        =======         ======        =======
Interest rate sensitivity gap ratio ..............           4.29           0.36           9.14             --
                                                          =======        =======         ======        =======
Cumulative interest rate sensitivity gap ratio ...           4.29           3.56           3.61           3.61
                                                          =======        =======         ======        =======

         Capability of the Company's Data Processing Software to Accommodate the Year 2000

         Like many financial institutions, the Company and the Bank rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in the operations of the Company and believes that the Company's hardware and software has been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

         The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of the Company, the interest rates experienced by the Company; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

         The condensed average balance sheet for the period indicated is presented below. (1)


                                                          FROM OCTOBER 31, 1997, DATE OF
                                                          COMMENCEMENT OF OPERATIONS, TO
                                                                 DECEMBER 31, 1997
                                                          ------------------------------
                                                               (DOLLARS IN THOUSANDS)
                            ASSETS

Cash and due from banks ...............................                $    64
Federal funds sold ....................................                  1,953
Loans(2) ..............................................                    222
Reserve for loan losses ...............................                     (1)
Other assets ..........................................                     43
                                                                       -------
                                                                       $ 2,281
                                                                       =======
Total interest-earning assets .........................                $ 2,175
                                                                       =======
         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Noninterest-bearing demand ...................                $   235
         Interest-bearing demand ......................                    211
         Savings ......................................                      7
         Time .........................................                     58
                                                                       -------
                  Total deposits ......................                $   511

         Other liabilities ............................                      2
                                                                       -------
                  Total liabilities ...................                    513
                                                                       -------
         Stockholders' equity .........................                  1,768
                                                                       -------
                                                                       $ 2,281
                                                                       =======
         Total interest-bearing liabilities ...........                $   276
                                                                       =======

(1) Average balances were determined using the daily average balances during the period from October 31, 1997, date of commencement of operations, to December 31, 1997, for each category.

(2) Average loans are stated net of unearned income. There were no nonaccrual loans.

INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. These rates do not include the time period prior to the commencement of its banking operations.


                                                                                YEAR ENDED DECEMBER 31, 1997
                                                                                ----------------------------
                                                                                                   AVERAGE
                                                                                  INTEREST          RATE
                                                                                -----------      -----------
                                                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME:
         Interest and fees on loans(1) ......................................        $ 27         12.33%
         Interest on Federal funds sold .....................................         107          5.48
         Interest earned during the period prior to commencement of banking
                  operations ................................................          65            --
                                                                                     ----
         Total interest income ..............................................        $199          6.18
                                                                                     ----
INTEREST EXPENSE:
         Interest on interest-bearing demand deposits .......................        $  6          2.85
         Interest on savings deposits(2) ....................................          --          5.06
         Interest on time deposits ..........................................           3          5.63
         Interest incurred during the period prior to commencement of banking
                  operations ................................................          45            --
                                                                                     ----
         Total interest expense .............................................          54          3.49
                                                                                     ----
NET INTEREST INCOME .........................................................        $145
                                                                                     ====
         Net interest spread ................................................                      2.69%
                                                                                                  =====
         Net yield on average interest-earning assets .......................                      5.74%
                                                                                                  =====

(1) Interest and fees on loans includes $14,000 of loan fee income for the year ended December 31, 1997. There was no interest income recognized on nonaccrual loans during 1997.

(2)      Interest expense on savings deposits was less than $400.

RATE AND VOLUME ANALYSIS

         Because the Company commenced its banking operations in 1997, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

         Other than Federal funds sold of $9.7 million, the Company had no investments as of December 31, 1997.

                                 LOAN PORTFOLIO

TYPES OF LOANS

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.


                                                      DECEMBER 31, 1997
                                                   (DOLLARS IN THOUSANDS)
Commercial .......................................        $   164
Construction loans secured by real estate ........            764
Commercial loans secured by real estate ..........            525
Consumer installment loans and other .............            417
                                                          -------
                                                            1,870
                                                          -------
Less allowance for loan losses ...................            (29)
                                                          -------
         Net loans ...............................        $ 1,841
                                                          =======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.


                                              (DOLLARS IN THOUSANDS)
Commercial
     One year or less .......................        $    6
     After one year through five years ......           158
     After five years .......................            --
                                                     ------
                                                        164
                                                     ------
Construction
     One year or less .......................           764
     After one year through five years ......            --
     After five years .......................            --
                                                     ------
                                                        764
                                                     ------
Other
     One year or less .......................           852
     After one year through five years ......            90
     After five years .......................            --
                                                     ------
                                                     $1,870
                                                     ======

         The following table summarizes loans at December 31, 1997 with the due dates after one year which have predetermined and floating or adjustable interest rates.


                                                (DOLLARS IN THOUSANDS)
Predetermined interest rates ................           $ --
Floating or adjustable interest rates .......            248
                                                        ----
                                                        $248
                                                        ====

RISK ELEMENTS

         Information with respect to nonaccrual, past due, and restructured loans at December 31, 1997 is as follows:


                                                                                                     DECEMBER 31, 1997
                                                                                                  (DOLLARS IN THOUSANDS)
Nonaccrual loans..............................................................................          $         0
Loans contractually past due ninety days or more as to interest or principal payments
     and still accruing.......................................................................                    0
Restructured loans............................................................................                    0
Loans, now current about which there are serious doubts as to the ability of the
     borrower to comply with loan repayment terms.............................................                    0
Interest income that would have been recorded on nonaccrual and restructured loans
     under original terms.....................................................................                    0
Interest income that was recorded on nonaccrual and restructured loans........................                    0
                                                                                                         ----------

         It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

         Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.


                                                                                         1997
                                                                                 (DOLLARS IN THOUSANDS)
Average amount of loans outstanding ............................................        $222
                                                                                        ----
Balance of allowance for loan losses at beginning of period ....................        $ --
                                                                                        ----
Loans charged off ..............................................................          --
                                                                                        ----
Loans recovered ................................................................          --
                                                                                        ----
Net charge-offs ................................................................          --
                                                                                        ----
Additions to allowance charged to operating expense during period ..............          29
                                                                                        ----
Balance of allowance for loan losses at end of period ..........................        $ 29
                                                                                        ====
Ratio of net loans charged off during the period to average loans outstanding ..          --%
                                                                                        ====

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

         As of December 31, 1997, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:


                                                           DECEMBER 31, 1997
                                                    ------------------------------
                                                       AMOUNT     PERCENT OF LOANS
                                                    (DOLLARS IN   IN EACH CATEGORY
                                                     THOUSANDS)    TO TOTAL LOANS
                                                    -----------   ----------------
Commercial                                              $  3              9%


Construction loans secured by real estate ......          10             41

Commercial loans secured by real estate ........           8             28

Consumer installment loans and other ...........           8             22
                                                        ----            ---
                                                        $ 29            100%
                                                        ====            ===

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)


                                                            1997
                                                    ---------------------
                                                    AMOUNT        PERCENT
                                                    ------        -------
                                                    (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits...........      $ 235             --%

Interest-bearing demand deposits..............        211           2.85

Savings.......................................          7           5.06

Time deposits.................................         58           5.63
                                                    -----
         Total deposits.......................      $ 511
                                                    =====

(1) Average balances were determined using the daily average balances during the year for the period from October 31, 1997, date of commencement of operations, to December 31, 1997.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.


                                                         (DOLLARS IN THOUSANDS)
Three months or less...................................           $550
                                                                  ----
Over three months through six months...................            350
                                                                  ----
Over six through twelve months.........................             --
                                                                  ----
Over twelve months.....................................             --
                                                                  ----
     Total.............................................           $900
                                                                  ====

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the year indicated is presented below.


                                                                        1997
Return on assets(1).............................................       (5.12)%
Return on equity(2).............................................       (6.61)
Dividend payout raio(3).........................................          --
Equity to assets ratio(4).......................................       77.51

(1)      Net loss divided by average total assets.
(2)      Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4)      Average common equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1997

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1997

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
INDEPENDENT AUDITOR'S REPORT.......................................................26

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS...................................................27
     CONSOLIDATED STATEMENTS OF OPERATIONS.........................................28
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT).....................29
     CONSOLIDATED STATEMENTS OF CASH FLOWS................................... 30 - 31
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................32 - 49

                          INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA


                  We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1997 and for the period from July 17, 1996, date of inception, to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from July 17, 1996, date of inception, to December 31, 1996, in conformity with generally accepted accounting principles.

                                    /s/ Mauldin & Jenkins, LLC





Atlanta, Georgia
February 25, 1998

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                             1997               1996
                                                                         ------------         ---------
                               ASSETS

Cash and due from banks                                                  $    959,117         $     800
Federal funds sold                                                          9,700,000                --

Loans                                                                       1,870,469                --
Less allowance for loan losses                                                (28,696)               --
          Loans, net                                                        1,841,773                --
                                                                         ------------         ---------

Premises and equipment                                                        139,093            31,785
Other assets                                                                  209,932           116,657
                                                                         ------------         ---------

         Total assets                                                    $ 12,849,915         $ 149,242
                                                                         ============         =========

            Liabilities and Stockholders' Equity (Deficit)

Deposits
    Noninterest-bearing demand                                           $  1,065,570         $      --
    Interest-bearing demand                                                 1,829,901                --
    Savings                                                                   108,496                --
    Time, $100,000 and over                                                   900,000                --
    Other time                                                                367,675                --
                                                                         ------------         ---------
           Total deposits                                                   4,271,642                --
    Other borrowings                                                               --           386,980
                                                                                              ---------
    Other liabilities                                                          27,798                --
                                                                         ------------         ---------
          Total liabilities                                                 4,299,440           386,980
                                                                         ------------         ---------

Commitments and contingent liabilities

Stockholders' equity (deficit)
Common stock, par value $1; 3,000,000 shares authorized;
    950,080 and 80 issued and outstanding, respectively                       950,080                80
Capital surplus                                                             8,526,827               720
Accumulated deficit                                                          (926,432)         (238,538)
                                                                         ------------         ---------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               8,550,475          (237,738)
                                                                         ------------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $ 12,849,915         $ 149,242
                                                                         ============         =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEAR ENDED DECEMBER 31, 1997 AND PERIOD
           FROM JULY 17, 1996, DATE OF INCEPTION, TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                     1997               1996
                                                                   ---------         ----------
Interest income
    Loans                                                          $  27,325         $       --
    Federal funds sold                                               172,037                 --
                                                                   ---------         ----------
          Total interest income                                      199,362                 --
                                                                   ---------         ----------
Interest expense
    Deposits                                                           9,623                 --
    Other borrowings                                                  45,120              6,933
                                                                   ---------         ----------
          Total interest expense                                      54,743              6,933
                                                                   ---------         ----------

          Net interest income (expense)                              144,619             (6,933)
Provision for loan losses                                             28,696                 --
                                                                   ---------         ----------
          Net interest income (expense) after provision for
              loan losses                                            115,923             (6,933)
                                                                   ---------         ----------

Other income
    Service charges on deposit accounts                                1,174                 --
    Other operating income                                            31,750                 --
                                                                   ---------         ----------
          Total other income                                          32,924                 --
                                                                   ---------         ----------

Other expenses
    Salaries and employee benefits                                   635,466            182,596
    Equipment and occupancy expenses                                  84,402             33,407
    Other operating expenses                                         116,873             15,602
                                                                   ---------         ----------
          Total other expenses                                       836,741            231,605
                                                                   ---------         ----------

          Loss before income taxes                                  (687,894)          (238,538)

Income tax expense                                                        --                 --

          Net loss                                                 $(687,894)        $ (238,538)
                                                                   =========         ==========

Losses per common share                                            $   (4.26)        $(2,981.73)
                                                                   =========         ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEAR ENDED DECEMBER 31, 1997 AND PERIOD
           FROM JULY 17, 1996, DATE OF INCEPTION, TO DECEMBER 31, 1996
--------------------------------------------------------------------------------




                                         COMMON STOCK
                                 ---------------------------------         CAPITAL            ACCUMULATED        STOCKHOLDERS'
                                      SHARES         PAR VALUE             SURPLUS              DEFICIT         EQUITY (DEFICIT)
                                 ---------------- ----------------    ------------------    ----------------    ----------------
BALANCE, JULY 17, 1996

   (DATE OF INCEPTION)                         --         $     --          $        --           $      --          $        --

   Net loss                                    --               --                   --            (238,538)            (238,538)

   Issuance of common stock                    80               80                  720                  --                  800
                                          -------         --------          -----------           ---------          -----------
BALANCE, DECEMBER 31, 1996                     80               80                  720            (238,538)             237,738)

   Net loss                                    --               --                   --            (687,894)            (687,894)

   Issuance of common stock               950,000          950,000            8,550,000                  --            9,500,000

   Stock issue costs                           --               --              (23,893)                 --              (23,893)
                                          -------         --------          -----------           ---------          -----------
BALANCE, DECEMBER 31, 1997                950,080         $950,080          $ 8,526,827           $(926,432)         $ 8,550,475
                                          =======         ========          ===========           =========          ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 1997 AND PERIOD
           FROM JULY 17, 1996, DATE OF INCEPTION, TO DECEMBER 31, 1996
--------------------------------------------------------------------------------






                                                                          1997                1996
                                                                      ------------         ---------
OPERATING ACTIVITIES
    Net loss                                                          $   (687,894)        $(238,538)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation                                                       5,226                --
          Amortization of intangibles                                        6,313                --
          Provision for loan losses                                         28,696                --
          Increase in interest receivable                                  (17,677)               --
          Increase in interest payable                                       4,953                --
          Preopening expenses incurred by the Joint Venture on
            behalf of the Company                                               --           238,538
          Other operating activities                                        (2,526)               --
                                                                      ------------         ---------

            Net cash used in operating activities                         (662,909)               --
                                                                      ------------         ---------

INVESTING ACTIVITIES
    Net increase in Federal funds sold                                  (9,700,000)               --
    Net increase in loans                                               (1,870,469)               --
    Purchase of premises and equipment                                    (112,534)               --
    Increase in organization costs                                         (56,540)               --
                                                                      ------------         ---------

            Net cash used in investing activities                      (11,739,543)               --
                                                                      ------------         ---------

FINANCING ACTIVITIES
    Net increase in deposits                                             4,271,642                --
    Repayment of other borrowings                                         (386,980)               --
    Net proceeds from sale of common stock                               9,476,107               800
                                                                      ------------         ---------

            Net cash provided by financing activities                   13,360,769               800
                                                                      ------------         ---------

                               GBC BANCORP, INC.
                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEAR ENDED DECEMBER 31, 1997 AND PERIOD
          FROM JULY 17, 1996, DATE OF INCEPTION, TO DECEMBER 31, 1996

-------------------------------------------------------------------------------

                                                                                   1997                1996
                                                                                -----------         -----------
Net increase in cash and due from banks                                         $   958,317         $       800

Cash and due from banks at beginning of period                                          800                  --
                                                                                -----------         -----------

Cash and due from banks at end of year                                          $   959,117         $       800
                                                                                ===========         ===========

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                                     $    49,790         $     6,933

NONCASH TRANSACTIONS
     Cost of equipment and deferred organization and stock offering
       costs incurred by the Joint Venture on behalf of the Company             $        --         $   148,442

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF BUSINESS

                  GBC Bancorp, Inc. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Gwinnett Banking Company (the Bank). The Bank is a commercial bank located in Lawrenceville, Gwinnett County, Georgia. The Bank provides a full range of banking services in its primary market area of Gwinnett County and surrounding counties. The Company commenced its banking operations on October 31, 1997.

                  BASIS OF PRESENTATION

                  The consolidated financial statements for 1997 include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation. The financial statements for 1996 include the accounts of the Company only.

                  The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

                  CASH AND DUE FROM BANKS

                  Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

                  The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  SECURITIES

                  Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other debt securities would be classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity.

                  Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

                  LOANS

                  Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

                  Loan origination fees and costs incurred for loans are deferred and recognized as interest income over the estimated life of the loan.

                  The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                  The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  LOANS (CONTINUED)

                  A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                  PREMISES AND EQUIPMENT

                  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                  INCOME TAXES

                  Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

                  Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

                  The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  LOSSES PER COMMON SHARE

                  Losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  The Financial Accounting Standards Board (FASB) has issued, and the Company has adopted, Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                  The FASB has issued, and the Company has adopted, SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. SFAS No. 130 is effective for periods beginning after December 15, 1997.

NOTE 2.           LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:


                                                 DECEMBER 31,
                                                     1997
                                                 -----------
Commercial                                       $   164,450

Construction loans secured by real estate            806,590
Commercial loans secured by real estate              525,150
Consumer instalment and other                        416,876
                                                 -----------
                                                   1,913,066
Deferred fees                                        (42,597)
Allowance for loan losses                            (28,696)
                                                 -----------
Loans, net                                       $ 1,841,773
                                                 ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.           LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

                  Changes in the allowance for loan losses are as follows:


                                                     DECEMBER
                                                        31,
                                                     --------
                                                       1997
                                                     --------
BALANCE, BEGINNING OF YEAR                           $    --

   Provision for loan losses                          28,696
   Loans charged off                                      --
   Recoveries of loans previously charged off             --
                                                     -------
BALANCE, END OF YEAR                                 $28,696
                                                     =======

Management has identified no material amounts of impaired loans as defined by SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan").

         The Company had no loans outstanding to directors, executive officers, or their related entities at December 31, 1997 or 1996.


NOTE 3.           PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                      DECEMBER 31,
                                -----------------------
                                  1997            1996
                                --------        -------
Equipment                       $144,319        $31,785

Accumulated depreciation          (.5226)            --
                                --------        -------
                                $139,093        $31,785
                                ========        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.           OTHER BORROWINGS

                  Other borrowings consist of the following:


                                                         DECEMBER 31,
                                                   -------------------------
                                                      1997            1996
                                                   ---------        --------
Amount due to organizational Joint Venture,
  a related party, repaid in 1997                  $      --        $386,980
                                                   =========        ========


NOTE 5.           INCOME TAXES

                  The components of income tax expense are as follows:


                                             DECEMBER 31,
                                     --------------------------
                                        1997             1996
                                     ---------         --------
Current                              $ (60,233)        $     --

Deferred                              (173,651)         (81,103)
Change in valuation allowance          233,884           81,103
                                     ---------         --------
 Income tax expense                  $      --         $     --
                                     =========         ========

                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                             DECEMBER 31,
                                        -----------------------------------------------------
                                                  1997                           1996
                                        -----------------------        ----------------------
                                         AMOUNT         PERCENT         Amount        Percent
                                        ---------       -------        --------       -------
Income taxes at statutory rate          $(233,884)          34%        $(81,103)          34%

   Change in valuation allowance          233,884          (34)          81,103          (34)
                                        ---------          ---         --------          ---
Income tax expense                      $      --            -%        $     --            -%
                                        =========          ===         ========          ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5.           INCOME TAXES (Continued)


                    The components of deferred income taxes are as follows:


                                                 DECEMBER 31,
                                         --------------------------
                                            1997             1996
                                         ---------         --------
Deferred tax assets:
  Loan fees                              $  14,483         $     --
  Preopening expenses                      252,222           81,103
  Net operating loss carryforward           60,233               --
  Other                                        342               --
                                         ---------         --------
                                           327,280           81,103

Valuation allowance                       (314,987)         (81,103)
                                         ---------         --------
                                            12,293               --
                                         ---------         --------

Deferred tax liabilities:
  Depreciation                                 852               --
  Loan loss reserves                        11,441               --
                                         ---------         --------
                                            12,293               --
                                         ---------         --------
Net deferred taxes                       $      --         $     --
                                         =========         ========

                    At December 31, 1997, the Company has available net operating loss carryforwards of $177,157 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2007.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.           LOSSES PER COMMON SHARE

                           Losses per common share were computed as follows:


                                                                   YEAR ENDED DECEMBER 31, 1997
                                                              ---------------------------------------
                                                                   WEIGHTED-
                                                                    AVERAGE
          NET               NUMBER                                   SHARES              LOSSES PER
          LOSS                OF                DAYS              OUTSTANDING              COMMON
      (NUMERATOR)           SHARES          OUTSTANDING           (DENOMINATOR)            SHARE
--------------------     -------------   ------------------   --------------------    ----------------
                                 80              303                      66                $

                            950,080               62                 161,384
                                                                     -------
     $(687,894)                                                      161,450                $(4.26)
     =========                                                       =======                ======



                                                     PERIOD ENDED DECEMBER 31, 1996
                                            ----------------------------------------------
                                                 WEIGHTED-AVERAGE
                              NET                   SHARES                 LOSSES PER
                             LOSS                 OUTSTANDING                COMMON
                          (NUMERATOR)            (DENOMINATOR)               SHARE
                      ------------------   -----------------------  ----------------------
                       $(238,538)                   80                  $(2,981.73)
                       =========                    ==                  ==========


NOTE 7.           RELATED PARTY TRANSACTIONS AND LEASES

                           To facilitate the formation of the Company and the
                  Bank, the organizers formed Gwinnett Banking Company Joint Venture (the Joint Venture). The Joint Venture established a line of credit with an independent bank for the purpose of paying organization and preopening expenses for the Company and the Bank, and the expenses of the Company's common stock offering. The liability of the Joint Venture was repaid in 1997 from proceeds of the Company's common stock offering. The Joint Venture was liquidated upon completion of the stock offering.



                           The Company has entered into a lease agreement with
                  GBC Leasing, LLC (the LLC), a corporation formed by the organizers to own land and construct office facilities thereon. Upon completion of construction, the Company will lease permanent office space from the LLC for an initial annual rental of $240,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 7.           RELATED PARTY TRANSACTIONS AND LEASES (CONTINUED)

                  The Company currently operates out of facilities leased from independent third parties under noncancelable operating lease agreements. In addition to the lease payments, the Company is also required to pay for normal occupancy expenses. The leases expire in 1998 with a total rental commitment of $36,960. The total rental expense for the years ended December 31, 1997 and 1996 was $43,902 and $17,909, respectively.


NOTE 8.           COMMITMENTS AND CONTINGENT LIABILITIES

                  In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments may include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                DECEMBER
                                                                   31,
                                                               ----------
                                                                   1997
                                                               ----------
                      Commitments to extend credit             $3,366,000
                                                               ==========

                  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.           COMMITMENTS AND CONTINGENT LIABILITIES (Continued)


                  amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 9.           CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in Gwinnett County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

                  Sixty-nine percent the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $2,025,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.          REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, no dividends could be declared without regulatory approval.

                  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 10.          REGULATORY MATTERS (CONTINUED)

                  As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                 TO BE WELL
                                                                                             CAPITALIZED UNDER
                                                                         FOR CAPITAL               PROMPT
                                                                           ADEQUACY              CORRECTIVE
                                                  ACTUAL                   PURPOSES          ACTION PROVISIONS
                                           ---------------------       ----------------      -----------------
                                           AMOUNT         RATIO        AMOUNT     RATIO      AMOUNT      RATIO
                                           ------        -------       ------     -----      ------      -----
                                                                   (DOLLARS IN THOUSANDS)
                                           --------------------------------------------------------------------
TOTAL CAPITAL (TO RISK WEIGHTED
ASSETS):
   CONSOLIDATED                            $8,413        201.41%        $335        8%        $418        10%

   BANK                                    $8,052        192.77%        $335        8%        $418        10%

TIER I CAPITAL (TO RISK WEIGHTED
ASSETS):
   CONSOLIDATED                            $8,384        200.72%        $168        4%        $251         6%

   BANK                                    $8,023        192.08%        $168        4%        $251         6%

TIER I CAPITAL (TO AVERAGE ASSETS):
   CONSOLIDATED                            $8,384        109.11%        $308        4%        $385         5%

   BANK                                    $8,023        104.41%        $308        4%        $385         5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD:

                  The carrying amounts of cash, due from banks, and Federal funds sold approximates their fair value.

                  LOANS:

                           For variable-rate loans that reprice frequently and
                  have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

                  DEPOSITS:

                           The carrying amounts of demand deposits, savings
                  deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11.          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  OTHER BORROWINGS:

                  The fair values of the Company's other borrowings approximate their fair values.

                  ACCRUED INTEREST:

                  The carrying amounts of accrued interest approximate their fair values.

                  OFF-BALANCE SHEET INSTRUMENTS:

                  The fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                  The carrying amounts and estimated fair values of the Company's financial instruments were as follows:


                                            DECEMBER 31, 1997                 DECEMBER 31, 1996
                                     ------------------------------        ------------------------
                                      CARRYING             FAIR            CARRYING         FAIR
                                       AMOUNT              VALUE            AMOUNT          VALUE
                                     -----------        -----------        --------        --------
FINANCIAL ASSETS:
  Cash, due from banks,
    and Federal funds sold           $10,659,117        $10,659,117        $    800        $    800

  Loans                                1,841,773          1,884,653              --              --
  Accrued interest receivable             17,677             17,677              --              --

FINANCIAL LIABILITIES:
  Deposits                             4,271,642          4,267,973              --              --
  Other borrowings                            --                 --         386,980         386,980
  Accrued interest payable                 4,953              4,953              --              --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.          PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets, statements of operations, and cash flows as of and for the year ended December 31, 1997 and period from July 17, 1996, date of inception, to December 31, 1996:


                            CONDENSED BALANCE SHEETS



                                                              1997              1996
                                                           ----------        ---------
ASSETS
  Cash                                                     $  361,121        $     800

  Investment in subsidiary                                  8,116,840               --
  Other assets                                                 72,514          148,442
                                                           ----------        ---------

      Total assets                                         $8,550,475        $ 149,242
                                                           ==========        =========

LIABILITIES                                                $       --        $-386,980


STOCKHOLDERS' EQUITY (DEFICIT)                              8,550,475         (237,738)
                                                           ----------        ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $8,550,475        $ 149,242
                                                           ==========        =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.          PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)


                       CONDENSED STATEMENTS OF OPERATIONS



                                                          1997              1996
                                                       ---------         ---------
EXPENSES
  Salaries and employee benefits                       $  21,804         $ 182,596
  Interest                                                    --             6,933
  Amortization                                             3,148                --
  Other expenses                                          18,320            49,009
                                                       ---------         ---------
       TOTAL EXPENSES                                     43,272           238,538
                                                       ---------         ---------

       LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARY          (43,272)         (238,538)

EQUITY IN LOSS OF SUBSIDIARY                            (644,622)               --
                                                       ---------         ---------

        NET LOSS                                       $(687,894)        $(258,538)
                                                       =========         =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12.          PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)


                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                    1997              1996
                                                                -----------         ---------
OPERATING ACTIVITIES
  Net loss                                                      $  (687,894)        $(238,538)


  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Amortization                                                      3,148                --
    Loss of subsidiary                                              644,622                --
    Other operating activities                                      311,318           238,538
                                                                -----------         ---------

        Net cash provided by operating activities                   271,194                --
                                                                -----------         ---------

INVESTING ACTIVITIES
  Investment in subsidiary                                       (9,000,000)               --
                                                                -----------         ---------
        Net cash used in investing activities                    (9,000,000)               --
                                                                -----------         ---------
FINANCING ACTIVITIES
  Net repayment of other borrowings                                (386,980)               --
  Net proceeds from sale of common stock                          9,476,107               800
                                                                -----------         ---------

        Net cash provided by financing activities                 9,089,127               800
                                                                -----------         ---------

Net increase in cash                                                360,321               800

Cash at beginning of period                                             800                --
                                                                -----------         ---------

Cash at end of year                                             $   361,121         $     800
                                                                ===========         =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the current members of the Board of Directors of the Company and the Bank, and senior and executive officers for the Company and the Bank (a) their names, addresses and ages at December 31, 1997,
(b) the positions they hold in the Company and the Bank, if any, and (c) the year first elected as a Director.


                                                                                     YEAR FIRST
                                                                                     ELECTED AS
            NAME                 AGE         POSITION HELD                           A DIRECTOR
----------------------------     ---         -------------                           ----------
Larry D. Key                      52         President, Chief                           1997
                                             Executive Officer and
                                             Chairman of the
                                             Company and the Bank

John T. Hopkins III               56         Executive Vice
                                             President, Chief
                                             Financial Officer,
                                             Secretary and Treasurer
                                             of the Company and the
                                             Bank

Michael A. Roy                    52         Executive Vice
                                             President and Chief
                                             Credit Officer of the
                                             Bank

Paul C. Birkhead                  52         Senior Vice President
                                             and Commercial Loan
                                             Officer of the Bank

Marcia N. Watkins                 52         Senior Vice President
                                             and Chief Operating
                                             Officer of the Bank

James B. Ballard                  53         Director of the                            1997
                                             Company and the Bank

Jerry M. Boles                    57         Director of the                            1997
                                             Company and the Bank

W. H. Britt                       59         Director of the                            1997
                                             Company and the Bank

Richard F. Combs                  50         Director of the                            1997
                                             Company and the Bank

                                                                                        YEAR FIRST
                                                                                        ELECTED AS
            NAME                 AGE         POSITION HELD                              A DIRECTOR
----------------------------     ---         -------------                              ----------
William G. Hayes                  59         Director of the                               1997
                                             Company and the Bank

Douglas A. Langley                39         Director of the                               1997
                                             Company and the Bank

Norris J. Nash                    70         Director of the                               1997
                                             Company and the Bank

James J. Powell                   53         Director of the                               1997
                                             Company and the Bank

William S. Stanton, Jr.           42         Director of the                               1997
                                             Company and the Bank

BIOGRAPHIES

         JAMES B. BALLARD was the Chief Executive Officer, founder and a member of the board of directors from 1972 until January 1996 of Spartan Constructors, Inc., an industrial constructor serving the continental United States as well as the international market. Mr. Ballard currently serves as the Chief Executive Officer of The Summit Industrial Group, an industrial contractor.

         PAUL C. BIRKHEAD was Executive Vice President and Senior Lending Officer of Commercial Bank of Georgia from 1988 when Commercial Bank opened until July 1995 when he resigned to participate in current organizing group of the Company. Mr. Birkhead was Group Vice President of Commercial Lending of Heritage Bank from 1984 until November 1987, when Heritage merged with Bank South, N.A. Mr. Birkhead was Vice President of Commercial Lending for Bank South, N.A. until he resigned in January 1988 to join the organizing group of Commercial Bank of Georgia.

         JERRY M. BOLES has been in the wholesale automotive after-market for 35 years. Mr. Boles is owner and president of Boles Parts Supply, Inc., which was founded in 1964, with headquarters in Atlanta, Georgia and distribution warehouses in Oklahoma City, Oklahoma; Tappahannock, Virginia and Dahlonega, Georgia.

         W. H. BRITT is the founder and owner of H & H Truck and Tractor, Inc., an equipment sales company and W. H. Britt and Associates, Inc., a real estate brokerage and development company. Mr. Britt was an organizer of Gwinnett County Bank (Heritage Bank) in 1972 and served as a director until 1987 when the bank was sold.

         RICHARD F. COMBS is the Founder and President of Pureflow Ultraviolet, Inc., a company specializing in ultraviolet disinfecting equipment, parts and services to industrial clients since 1978.

         WILLIAM G. HAYES has served as President and Chairman of Hayes, James and Associates, an engineering and survey company based in Lawrenceville, Georgia since 1986. Mr. Hayes was a director of the First National Bank of Gwinnett from 1984 to 1986.

         JOHN T. HOPKINS III was the Chief Financial Officer and Executive Vice President of Commercial Bank of Georgia until he resigned in July 1996 to participate in the Company's organizing group. Mr. Hopkins was Chief Financial Officer and Chief Operating Officer of Paragon Mortgage from 1993 to 1995. He was Chief Financial Officer of West Corp. which operated commercial, electrical and mechanical contracting companies from 1989 to 1993. From

1985 to 1989, he was Internal Auditor and Chief Financial Officer of Heritage Bank and Corporate Accountant of Williams Service Group. Prior to 1985, Mr. Hopkins was a partner with H. H. Brunet and Company, Certified Public Accountants, specializing in the financial services industry.

         LARRY D. KEY was the Executive Vice President and Chief Lending Officer of Commercial Bank of Georgia from the merger of Commercial Bank of Georgia and Commercial Bank of Gwinnett in March 1995 until he resigned in July 1996 to participate in current organizing group. Mr. Key served as President and Chief Executive Officer of the former Commercial Bank of Georgia from 1994 until the merger. He served as Executive Vice President and Chief Credit Officer of the former Commercial Bank of Georgia from 1992 until 1994. Mr. Key was Senior Vice President from the opening of the former Commercial Bank of Georgia in 1988 until 1992. He was Group Vice President and an advisory director of Heritage Bank from 1984 until 1987. Mr. Key operated Moores Building Center, Inc. in Dahlonega, Georgia from 1987 to 1988. Mr. Key served as a director of Commercial Bancorp of Georgia, Inc. and Commercial Bank of Georgia from their initial organization in 1988 until July 1996.

         DOUGLAS A. LANGLEY is a managing partner of Ashworth and Associates, a CPA firm in Tucker and Lawrenceville, Georgia and has been employed by this firm since 1977.

         NORRIS J. NASH is the President of Metropolitan Land Development and Investment Corporation and Gwinnett- DeKalb, Inc. He has been a real estate developer since 1962. Mr. Nash has served as director of the former Gwinnett County Bank, and on the Advisory Board of Wachovia Bank of Georgia, N.A.. Mr. Nash was a member of the House of Representatives for Gwinnett County, District 22, Post #1 from 1967 to 1969.

         JAMES J. POWELL is President of Joe Powell and Associates, Inc. since 1971 representing Liebert Corporation, provider of mechanical and electrical equipment for computer operations.

         MICHAEL A. ROY served as an Assistant Director and a Field Manager with the Office of Thrift Supervision in Atlanta, Georgia, from 1988 through 1997 when he resigned to join Gwinnett Banking Company. Prior to that time, he was Vice President and Senior Lender at Capital-Union Savings, FA in Baton Rouge, Louisiana for three years and was Executive Vice President and Director at Citizens Savings and Loan Association in Baton Rouge, Louisiana for eight years.

         WILLIAM S. STANTON, JR. is President of Print Direction, Inc. and Atlanta Screen Print, Inc. Mr. Stanton has served as President of Print Direction since its inception in 1984 and Atlanta Screen Print since 1988. He was an Account Representative with Xerox Corporation from 1977 to 1981.

         MARCIA N. WATKINS served as Senior Vice President and Chief Operations Officer of Commercial Bank of Georgia from its inception in February 1988 to June 1996. Ms. Watkins was one of the original seven employees involved in the opening of Gwinnett County Bank, a/k/a Heritage Bank, in February 1971. Ms. Watkins served as Senior Operations Officer of Heritage Trust from February 1986 to February 1988. Ms. Watkins held various positions with the Heritage Bank, including Vice President and Cashier between 1971 and 1986.

         The Company is not subject to filings required by Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides information with respect to the annual compensation for services in all capacities to the Company from the Company's organization on August 21, 1996 through the fiscal year ended December 31, 1997 of the Chief Executive Officer:

                           SUMMARY COMPENSATION TABLE


                                                       ANNUAL
                                                  COMPENSATION (1)
         NAME AND                                 ----------------
    PRINCIPAL POSITION             YEAR                SALARY
    ------------------             ----           ----------------
Larry D. Key                       1997               $130,000
President, Chief                   1996               $ 46,945
Executive Officer and
Chairman


---------------

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits which are available to all salaried employees of the Company and certain perquisites and other benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the Chief Executive Officer's salary and bonus shown in the table.

COMPENSATION OF DIRECTORS

         The Conditions provide that the directors and committee members of the Bank will not be compensated for their services as directors and committee members until the Bank earns a cumulative profit.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock as of March 30, 1998, by each director and the Chief Executive Officer of the Company, and all directors and the Chief Executive Officer of the Company as a group. No person known by the Company beneficially owns more than 5% of the Common Stock of the Company. The information in this table was based in part on information supplied by the named individuals.


                                                                NUMBER OF SHARES OF
                                                                   COMMON STOCK                   PERCENTAGE
      NAME AND ADDRESS OF BENEFICIAL OWNER                       BENEFICIALLY OWNED                OWNERSHIP
-----------------------------------------------------           -------------------               ----------
Larry D. Key (2)
3300 Jim Moore Road
Dacula, Georgia 30019                                                   22,173                       2.33%

James B. Ballard (3)
2400 Bagley Road
Cumming, Georgia 30040                                                  41,706                       4.39%

Jerry M. Boles
Boles Parts Supply, Inc.
1057 Boulevard, S.E.
Atlanta, Georgia 30312                                                  32,986                       3.47%

W. H. Britt (4)
W. H. Britt & Associates, Inc.
535 Grayson Parkway
Grayson, Georgia 30221                                                  15,337                       1.61%

                                                                NUMBER OF SHARES OF
                                                                   COMMON STOCK                   PERCENTAGE
      NAME AND ADDRESS OF BENEFICIAL OWNER                       BENEFICIALLY OWNED                OWNERSHIP
-----------------------------------------------------           -------------------               ----------
Richard F. Combs (5)
Pureflow Ultraviolet, Inc.
1750 Spectrum Drive
Lawrenceville, Georgia  30043                                           21,361                       2.25%

William G. Hayes (6)
Hayes, James & Associates
3005 Breckenridge Boulevard, Suite 200
Duluth, Georgia  30096                                                   5,000                          *

Douglas A. Langley (7)
Ashworth & Associates
270 Constitution Boulevard
Lawrenceville, Georgia  30045                                           21,000                       2.21%

Norris J. Nash (8)
Gwinnett DeKalb Realty, Inc.
4830 Lawrenceville Highway
Lilburn, Georgia  30047                                                 17,685                       1.86%

James J. Powell (9)
Joe Powell & Associates
500 Miller Court
Norcross, Georgia  30071                                                25,000                       2.63%

William S. Stanton, Jr. (10)
Print Direction, Inc.
1455 Oakbrook Drive
Norcross, Georgia  30093                                                39,410                       4.15%

ALL DIRECTORS AND THE CHIEF EXECUTIVE
OFFICER AS A GROUP (10 PERSONS)                                        241,658                      25.44%

------------------------
*        Represents less than one percent (1%) of the shares outstanding.

(1) On a fully-diluted basis, except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished by the named persons and based upon "beneficial ownership" concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

(2)      Includes 663 shares owned by Mr. Key's wife.

(3) Includes 5,000 shares owned by Mr. Ballard's son and 5,000 shares owned by a company that Mr. Ballard controls.

(4)      Includes 1,500 shares owned by Mr. Britt's children.

(5)      Includes 1,000 shares owned by Mr. Combs' wife.

(6)      Includes 2,500 shares owned by a company that Mr. Hayes controls.

(7) Includes 1,000 shares owned by Mr. Langley's wife and 20,000 shares held by the Ashworth & Associates, P.C. Profit Sharing Plan in which Mr. Langley is the Trustee.

(8)      Includes 2,500 shares owned by a company that Mr. Nash controls.

(9)      Includes 1,000 shares owned by Mr. Powell's son.

(10)     Includes 15,400 shares owned by a company that Mr. Stanton controls.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         It is possible that the Company and the Bank will have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. If such transactions occur, they will be on substantially the same terms (including price, interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank.

         Columbus Bank and Trust Company, The Bankers Bank, Regions Bank and SunTrust Bank, Atlanta operate as correspondent banks for the Bank (collectively, the "Correspondents"). The Correspondents provide bank services such as check clearing, international services, wire transfers and various additional services for the Bank. The Correspondents also serve the Bank through purchasing and selling federal funds, purchasing other investments, and providing short-term lines of credit for the purpose of borrowing and purchasing federal funds from other institutions.

         All of the relationships established with the Correspondents were at arms-length. There is no affiliation between the Bank and any of its officers and directors and any of the Correspondents.

         On March 17, 1998, the Bank entered into a Lease Agreement with GBC LLC to lease the Permanent Premises. Most of the members of GBC LLC are directors and officers of the Company and the Bank. The Permanent Premises lease rate is market rental value established by two MAI appraisals and, therefore, management believes is as favorable as rates obtainable from an unaffiliated third party. In addition, for the period during which Permanent Premises are being constructed, the Bank will lease temporary premises from GBC LLC.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 or Regulation S-B

        Exhibit
        Number    Description
        -------   -----------
         3.1      Articles of Incorporation of the Company, as amended (filed as
                  Exhibit 3.1 to the Registration Statement on Form SB-2, as
                  amended (Registration No. 333-19081)).

         3.2      Bylaws of the Company (filed as Exhibit 3.2 to the
                  Registration Statement on Form SB-2, as amended (Registration
                  No. 333-19081)).

         4.1      Specimen Common Stock Certificate (filed as Exhibit 4.2 to the
                  Registration Statement on Form SB-2, as amended (Registration
                  No. 333-19081)).

         10.1     Escrow Agreement between the Registrant and Columbus Bank and
                  Trust Company (filed as Exhibit 10.1 to the Registration
                  Statement on Form SB-2, as amended (Registration No.
                  333-19081)).

         10.2 Line of Credit Promissory Note in the amount of $500,000 having Registrant as Maker and Gwinnett Banking Company GBC
                  LLC as Holder (filed as Exhibit 10.2 to the Registration
                  Statement on Form SB-2, as amended (Registration No.
                  333-19081)).

         10.3 Provesa, Inc. Data Processing Agreement (filed as Exhibit 10.3 to the Registration Statement on Form SB-2, as amended
                  (Registration No. 333-19081)).

         10.4     Real Estate Commercial Lease Contract dated as of March 17,
                  1998, by and between GBC Properties, LLC and Gwinnett Banking
                  Company.

         21.1     Subsidiaries of the Registrant (filed as Exhibit 21.1 to the
                  Registration Statement on Form SB-2, as amended (Registration
                  No. 333-19081)).

         27       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K filed in the fourth quarter of 1997:  None.

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

         The Registrant has not sent the following to its security holders:

         (1) Any annual report to security holders covering the Registrant's last fiscal year; or

         (2) Any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

         If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB, the Registrant shall furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                    GBC BANCORP, INC.


                                    By:  /s/ Larry D. Key
                                         ---------------------------------
                                         Larry D. Key, President and Chief
                                         Executive Officer

                                    Date:  March 30, 1998

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears on the signature pages to this Annual Report on Form 10-KSB constitutes and appoints Larry D. Key and John T. Hopkins III, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the undersigned and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits hereto and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


          Signature                                   Title                                      Date
------------------------------          ----------------------------------                  --------------
/s/ Larry D. Key                        President, Chief Executive Officer                  March 30, 1998
------------------------------          and Chairman of the Company and
Larry D. Key                            the Bank

/s/ John T. Hopkins III                 Executive Vice President, Chief                     March 30, 1998
------------------------------          Financial Officer, Secretary and
John T. Hopkins III                     Treasurer of the Company and the
                                        Bank

/s/ Michael A. Roy                      Executive Vice President and Chief                  March 30, 1998
------------------------------          Credit Officer of the Bank
Michael A. Roy

/s/ Paul C. Birkhead                    Senior Vice President and                           March 30, 1998
------------------------------          Commercial Loan Officer of the
Paul C. Birkhead                        Bank

/s/ Marcia N. Watkins                   Senior Vice President and Chief                     March 30, 1998
------------------------------          Operating Officer of the Bank
Marcia N. Watkins

          Signature                                   Title                                      Date
------------------------------          ----------------------------------                  --------------
/s/ James B. Ballard                    Director of the Company and the                     March 30, 1998
------------------------------          Bank
James B. Ballard

/s/ Jerry M. Boles                      Director of the Company and the                     March 30, 1998
------------------------------          Bank
Jerry M. Boles

/s/ W. H. Britt                         Director of the Company and the                     March 30, 1998
------------------------------          Bank
W. H. Britt

/s/ Richard F. Combs                    Director of the Company and the                     March 30, 1998
------------------------------          Bank
Richard F. Combs

/s/ William G. Hayes                    Director of the Company and the                     March 30, 1998
------------------------------          Bank
William G. Hayes

/s/ Douglas A. Langley                  Director of the Company and the                     March 30, 1998
------------------------------          Bank
Douglas A. Langley

/s/ Norris J. Nash                      Director of the Company and the                     March 30, 1998
------------------------------          Bank
Norris J. Nash

/s/ James J. Powell                     Director of the Company and the                     March 30, 1998
------------------------------          Bank
James J. Powell

/s/ William S. Stanton, Jr.             Director of the Company and the                     March 30, 1998
------------------------------          Bank
William S. Stanton, Jr.


                                  EXHIBIT INDEX

        Exhibit
        Number    Description
        -------   -----------
         3.1      Articles of Incorporation of the Company, as amended (filed as
                  Exhibit 3.1 to the Registration Statement on Form SB-2, as
                  amended (Registration No. 333-19081)).

         3.2      Bylaws of the Company (filed as Exhibit 3.2 to the
                  Registration Statement on Form SB-2, as amended (Registration
                  No. 333-19081)).

         4.1      Specimen Common Stock Certificate (filed as Exhibit 4.2 to the
                  Registration Statement on Form SB-2, as amended (Registration
                  No. 333-19081)).

         10.1     Escrow Agreement between the Registrant and Columbus Bank and
                  Trust Company (filed as Exhibit 10.1 to the Registration
                  Statement on Form SB-2, as amended (Registration No.
                  333-19081)).

         10.2 Line of Credit Promissory Note in the amount of $500,000 having Registrant as Maker and Gwinnett Banking Company GBC
                  LLC as Holder (filed as Exhibit 10.2 to the Registration
                  Statement on Form SB-2, as amended (Registration No.
                  333-19081)).

         10.3 Provesa, Inc. Data Processing Agreement (filed as Exhibit 10.3 to the Registration Statement on Form SB-2, as amended
                  (Registration No. 333-19081)).

         10.4     Real Estate Commercial Lease Contract dated as of March 17,
                  1998, by and between GBC Properties, LLC and Gwinnett Banking
                  Company.

         21.1     Subsidiaries of the Registrant (filed as Exhibit 21.1 to the
                  Registration Statement on Form SB-2, as amended (Registration
                  No. 333-19081)).

         27       Financial Data Schedule (for SEC use only).