Form 10QSB
period 1998-03-31
GBC BANCORP INC
filed 1998-05-13
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

              [x] Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                      for the quarter ended March 31, 1998

              [ ]  Transition Report Under Section 13 or 15(d)
                         of the Securities Act of 1934.

              For the transition period from           to
                                             ---------    ---------

                        Commission File Number: 333-19081


                               GBC BANCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               GEORGIA                                       58-2265327
------------------------------------                 ---------------------------
     (State Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


                         318 West Pike Street, Suite 475
                          Lawrenceville, Georgia 30246
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (770) 995-0000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         --------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report



         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [x]   No [ ]

         There were 950,080 shares of the Registrant's common stock outstanding as of May 13, 1998.

         Transitional Small Business Disclosure Format (check one):
                                                                Yes [ ]   No [x]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                                             PAGE
PART I

FINANCIAL INFORMATION ....................................................................      1

     ITEM 1. FINANCIAL STATEMENTS ........................................................      1

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...................      5

PART II

OTHER INFORMATION ........................................................................     11

     ITEM 1. LEGAL PROCEEDINGS ...........................................................     11

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...................................     11

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES .............................................     11

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................     11

     ITEM 5. OTHER INFORMATION ...........................................................     11

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................................     12

SIGNATURE ................................................................................     13

EXHIBIT INDEX ............................................................................     13










                                      (i)

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)


                                     Assets
Cash and due from banks                                            $    526,043
Federal funds sold                                                   13,090,000
Securities available-for-sale, at fair value                          2,000,000

Loans                                                                 7,023,488
Less allowance for loan losses                                          107,128
                                                                   ------------
     Loans, net                                                       6,916,360

Premises and equipment                                                  311,627
Other assets                                                            253,617
                                                                   ------------

     Total assets                                                  $ 23,097,647
                                                                   ============

                      Liabilities and Stockholders' Equity

Deposits
  Demand                                                           $  3,964,314
  Interest-bearing demand                                             3,603,786
  Savings                                                             2,308,682
  Time                                                                4,800,733
                                                                   ------------
     Total deposits                                                  14,677,515
Other liabilities                                                        71,024
                                                                   ------------
     Total liabilities                                               14,748,539
                                                                   ------------

Commitments and contingent liabilities

Stockholders' equity
  Common stock, par value $1; 3,000,000 shares authorized;
   950,080 shares issued and outstanding                                950,080
  Capital surplus                                                     8,526,827
  Accumulated deficit                                                (1,127,799)
  Accumulated other comprehensive income                                     --
                                                                   ------------
     Total stockholders' equity                                       8,349,108
                                                                   ------------

     Total liabilities and stockholders' equity                    $ 23,097,647
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                                                        1998
                                                                    -----------
Interest income
  Loans                                                             $   188,499
  Taxable securities                                                     22,198
  Federal funds sold                                                    162,687
                                                                    -----------
          Total interest income                                         373,384
                                                                    -----------

Interest expense on deposits                                             90,485
                                                                    -----------

          Net interest income                                           282,899
Provision for loan losses                                                78,432
                                                                    -----------
          Net interest income after provision for loan losses           204,467
                                                                    -----------

Other operating income                                                    3,811
                                                                    -----------

Other expenses
  Salaries and other employee benefits                                  260,731
  Occupancy and equipment expenses                                       52,264
  Other operating expenses                                               96,650
                                                                    -----------
          Total other expenses                                          409,645
                                                                    -----------

          Net loss before income taxes                                 (201,367)

Income tax expense                                                           --
                                                                    -----------

          Net loss                                                     (201,367)
                                                                    -----------

Other comprehensive losses:
  Unrealized losses on securities available-for-sale
   arising during period                                                     --
                                                                    -----------

  Comprehensive loss                                                $  (201,367)
                                                                    ===========

Basic and diluted losses per common share                           $      0.21
                                                                    ===========
Weighted average shares outstanding (basic and diluted)                 950,080
                                                                    ===========
Cash dividends per share of common stock                            $        --
                                                                    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                                                       1998
                                                                   ------------
OPERATING ACTIVITIES
  Net loss                                                         $   (201,367)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                        27,638
    Provision for loan losses                                            78,432
    Increase in interest receivable                                     (50,461)
    Increase in interest payable                                         43,026
    Other operating activities                                             (226)
                                                                   ------------

          Net cash used in operating activities                        (102,958)
                                                                   ------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                         (2,000,000)
  Net increase in Federal funds sold                                 (3,390,000)
  Net increase in loans                                              (5,153,019)
  Purchase of premises and equipment                                   (192,970)
                                                                   ------------

          Net cash used in investing activities                     (10,735,989)
                                                                   ------------

FINANCING ACTIVITIES
  Net increase in deposits                                           10,405,873
                                                                   ------------

          Net cash provided by financing activities                  10,405,873
                                                                   ------------

Net decrease in cash and due from banks                                (433,074)

Cash and due from banks, beginning of period                            959,117
                                                                   ------------

Cash and due from banks, end of period                             $    526,043
                                                                   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                                       $     47,459

    Income taxes                                                   $         --

NONCASH TRANSACTION
  Unrealized losses on securities available-for-sale               $         --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Loss.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, Gwinnett Banking Company (the "Bank"), during the periods included in the accompanying consolidated financial statements.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At March 31, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                  Actual
                                                          ----------------------
                                                             GBC        Gwinnett
                                                           Bancorp      Banking     Regulatory
                                                             Inc.       Company     Requirement
                                                          ---------    ----------   -----------
               Leverage capital ratios                      43.97%       42.06%        4.00%
               Risk-based capital ratios:
                  Core capital                              80.80        77.29         4.00
                  Total capital                             81.85        78.34         8.00

         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                       March 31,         December 31,
                                                         1998                1997                  Increase (Decrease)
                                                     -------------     ----------------     -------------------------------
                                                           (Dollars in Thousands)               Amount           Percent
                                                     ----------------------------------     --------------   ---------------
Cash and due from banks                                    $   526              $   959          $   (433)        (45.15)%
Securities                                                   2,000                   --             2,000             --
Federal funds sold                                          13,090                9,700             3,390          34.95
Loans                                                        6,916                1,842             5,074         275.46
Premises and equipment                                         312                  139               173         124.46
Other assets                                                   254                  210                44          20.95
                                                           -------              -------          --------
                                                           $23,098              $12,850          $ 10,248          79.75
                                                           =======              =======          ========

Deposits                                                   $14,678              $ 4,272          $ 10,406         243.59 %
Other liabilities                                               71                   28                43         153.57
Stockholders' equity                                         8,349                8,550              (201)         (2.35)
                                                           -------              -------          --------
                                                           $23,098              $12,850          $ 10,248          79.75
                                                           =======              =======          ========


As indicated in the above table, the Company's total assets grew at a rate of 79.75%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $10,406,000 was invested in loans, securities, and Federal funds sold. The Company's loan to deposit ratio has increased from 43.78% at December 31, 1997 to 47.85% at March 31, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

Following is a summary of the Company's operations for the periods indicated.

                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                               -----------------
                                                                     1998
                                                               -----------------
                                                                  (Dollars in
                                                                  Thousands)
                                                               -----------------
Interest income                                                $            373

Interest expense                                                             90

Net interest income                                                         283

Provision for loan losses                                                    78

Other income                                                                  4

Other expense                                                               410

Net (loss)                                                                 (201)

The Company's net interest income was $283,000 during the first quarter of 1998. The Company's net interest margin increased to 7.93% during the first quarter of 1998 as compared to 5.74% for the previous year. The increase in the net interest margin is due primarily to the significant loan growth and related loan fees.

The provision for loan losses was $78,000 during the first quarter of 1998. This amount is due exclusively to loan growth. The Company's reserve for loan losses amounted to 1.52% at March 31, 1998 as compared to 1.53% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1998 is as follows:

                                                                                  March 31,
                                                                              -----------------
                                                                                    1998
                                                                              -----------------
                                                                                 (Dollars in
                                                                                 Thousands)
                                                                              -----------------
Nonaccrual loans                                                              $              --
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                                   --
Restructured loans                                                                           --
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                                --
Interest income that would have been recorded on nonaccrual
  and restructured loans under original terms                                                --
Interest income that was recorded on nonaccrual and restructured loans                       --


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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 1998 is as follows:

                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                               -----------------
                                                                     1998
                                                               -----------------
                                                                  (Dollars in
                                                                  Thousands)
                                                               -----------------
Average amount of loans outstanding                                 $      4,141
                                                                    ============

Balance of allowance for loan losses at beginning of period         $         29
                                                                    ------------

Loans charged off
  Commercial and financial                                          $         --
  Real estate mortgage                                                        --
  Instalment                                                                  --
                                                                    ------------
                                                                              --
                                                                    ------------

Loans recovered
  Commercial and financial                                                    --
  Real estate mortgage                                                        --
  Instalment                                                                  --
                                                                    ------------
                                                                              --
                                                                    ------------

Net charge-offs                                                               --
                                                                    ------------

Additions to allowance charged to operating expense during period             78
                                                                    ------------

Balance of allowance for loan losses at end of period               $        107
                                                                    ============

Ratio of net loans charged off during the period to
  average loans outstanding                                                   --%
                                                                    ============


Other income was $3,000 for the first quarter of 1998 consisting of $1,000 of service charges on deposit accounts and $2,000 of other miscellaneous fees.

Other expenses were $410,000 for the first quarter of 1998. Salaries and employee benefits of $261,000 was the largest component of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

The Company was still in its organizational stage as of March 31, 1997. Therefore, statements of operations and cash flows for the period ended March 31, 1997 and a comparative analysis to March 31, 1998 are not presented.

Capability of Data Processing Software to Accommodate the Year 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management has assessed the electronic systems, programs, applications, and other electronic components used in operations and believes that the Company's hardware and software have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OR PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits required by Item 601 of Regulation S-B

         Exhibit
         Number     Description
         -------    -----------
         3.1        Articles of Incorporation of the Company, as amended
                    (incorporated by reference from Exhibit 3.1 to the
                    Registration Statement on Form SB-2, as amended
                    (Registration No. 333-19081)).

         3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         4.1 Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         10.1 Provesa, Inc. Data Processing Agreement (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         10.2       Real Estate Commercial Lease Contract dated as of March 17,
                    1998, by and between GBC Properties, LLC and Gwinnett
                    Banking Company (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

         21.1 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on Form
                    SB-2, as amended (Registration No. 333-19081)).

         27.1       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K filed in the first quarter of 1998: None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GBC BANCORP, INC.

                                        By: /s/ Larry D. Key
                                           -------------------------------------
                                           Larry D. Key, President and Chief
                                           Executive Officer

                                        Date: May 13, 1998





                                  EXHIBIT INDEX

         Exhibit
         Number     Description
         -------    -----------
         3.1        Articles of Incorporation of the Company, as amended
                    (incorporated by reference from Exhibit 3.1 to the
                    Registration Statement on Form SB-2, as amended
                    (Registration No. 333-19081)).

         3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         4.1 Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         10.1 Provesa, Inc. Data Processing Agreement (incorporated by reference from Exhibit 10.3 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         10.2       Real Estate Commercial Lease Contract dated as of March 17,
                    1998, by and between GBC Properties, LLC and Gwinnett
                    Banking Company (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

         21.1 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registration Statement on Form
                    SB-2, as amended (Registration No. 333-19081)).

         27.1       Financial Data Schedule (for SEC use only).