Form 10QSB
period 1998-06-30
GBC BANCORP INC
filed 1998-08-12
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 1998
                                            ---------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from             to
                                            ----------     ----------

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Georgia                                     58-2265327
-------------------------------                   -------------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

         318 WEST PIKE STREET, SUITE 475, LAWRENCEVILLE, GEORGIA 30246
         -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No
                                                 ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1998: 950,080; $1 par value

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                               ---     ---

                        GBC BANCORP, INC. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET - JUNE 30, 1998......................3

              CONSOLIDATED STATEMENTS OF OPERATIONS AND
               COMPREHENSIVE LOSS - THREE MONTHS ENDED
               JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1998...............4

              CONSOLIDATED STATEMENT OF CASH FLOWS - SIX
               MONTHS ENDED JUNE 30, 1998.....................................5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............7


PART II.   OTHER INFORMATION

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......13

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................13

           SIGNATURES........................................................14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)

                              Assets

Cash and due from banks                                         $   1,016,493
Federal funds sold                                                  5,840,000
Securities available-for-sale, at fair value                        3,998,065

Loans                                                              12,950,232
Less allowance for loan losses                                        196,382
                                                                -------------
     Loans, net                                                    12,753,850

Premises and equipment                                                316,019
Other assets                                                          347,651
                                                                -------------
Total assets                                                    $  24,272,078
                                                                =============

          Liabilities and Stockholders' Equity

Deposits
   Demand                                                       $   3,587,278
   Interest-bearing demand                                          3,632,680
   Savings                                                          1,746,435
   Time                                                             6,958,475
                                                                -------------
     Total deposits                                                15,924,868
Other liabilities                                                     105,785
                                                                -------------
     Total liabilities                                             16,030,653
                                                                -------------

Commitments and contingent liabilities

Stockholders' equity
   Common stock, par value $1; 3,000,000 shares authorized;
    950,080 shares issued and outstanding                             950,080
   Capital surplus                                                  8,526,827
   Accumulated deficit                                             (1,236,593)
   Accumulated other comprehensive income                               1,111
                                                                -------------
     Total stockholders' equity                                     8,241,425
                                                                -------------
     Total liabilities and stockholders' equity                 $  24,272,078
                                                                =============

The accompanying notes are an integral part of these consolidated financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
      THREE MONTHS ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)


                                                               Three Months Ended   Six Months Ended
                                                                 June 30, 1998        June 30, 1998
                                                               ------------------   ----------------
Interest income
   Loans                                                       $          413,212   $        601,711
   Taxable securities                                                      61,391             83,589
   Federal funds sold                                                     113,686            276,373
                                                               ------------------   ----------------
        Total interest income                                             588,289            961,673
Interest expense on deposits                                              144,423            234,908
                                                               ------------------   ----------------

        Net interest income                                               443,866            726,765
Provision for loan losses                                                  89,254            167,686
                                                               ------------------   ----------------
        Net interest income after provision for loan losses               354,612            559,079
                                                               ------------------   ----------------

Other operating income                                                      4,479              8,290

Other expenses
  Salaries and other employee benefits                                    274,353            535,084
  Occupancy and equipment expenses                                         88,726            140,990
  Other operating expenses                                                104,806            201,456
                                                               ------------------   ----------------
        Total other expenses                                              467,885            877,530
                                                               ------------------   ----------------

        Net loss before income taxes                                     (108,794)          (310,161)

Income tax expense                                                              -                  -
                                                               ------------------   ----------------
        Net loss                                                         (108,794)          (310,161)
                                                               ------------------   ----------------
Other comprehensive income:
  Unrealized gains on securities available-for-sale
    arising during period                                                   1,111              1,111
                                                               ------------------   ----------------

  Comprehensive loss                                                     (107,683)          (309,050)
                                                               ==================   ================
Basic and diluted losses per common share                      $            (0.11)  $          (0.33)
                                                               ==================   ================
Weighted average shares outstanding (basic and diluted)                   950,080            950,080
                                                               ==================   ================

Cash dividends per share of common stock                       $                -   $              -
                                                               ==================   ================


The accompanying notes are an integral part of these consolidated financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED BALANCE SHEET STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)

                                                                     1998
                                                                 -------------
OPERATING ACTIVITIES
  Net loss                                                       $    (310,161)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                       62,240
    Provision for loan losses                                          167,686
    Increase in interest receivable                                   (157,015)
    Increase in interest payable                                        77,696
    Other operating activities                                           2,099
                                                                 -------------
          Net cash used in operating activities                       (157,455)
                                                                 -------------

INVESTING ACTIVITIES
  Purchase of securities available-for-sale                         (3,996,954)
  Net decrease in Federal funds sold                                 3,860,000
  Net increase in loans                                            (11,079,763)
  Purchase of premises and equipment                                  (221,678)
                                                                 -------------

          Net cash used in investing activities                    (11,438,395)
                                                                 -------------

FINANCING ACTIVITIES
  Net increase in deposits                                          11,653,226
                                                                 -------------
          Net cash provided by financing activities                 11,653,226
                                                                 -------------
Net increase in cash and due from banks                                 57,376
Cash and due from banks, beginning of period                           959,117
                                                                 -------------
Cash and due from banks, end of period                           $   1,016,493
                                                                 =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest:                                      $     157,212

NONCASH TRANSACTION
   Unrealized gains on securities available-for-sale             $       1,111

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

                  The results of operations for the six month period ended June 30, 1998 is not necessarily indicative of the results to be expected for the full year.


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

                  The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments (gains and losses) depends on the intended use of the derivative. Designated uses are fair value hedges, cash flow hedges, and foreign currency hedges. The effective date of this statement is for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact that this statement will have on the financial statements.

                  In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of June 30, 1998, the Company had $150,938 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

                  There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, Gwinnett Banking Company (the "Bank"), during the periods included in the accompanying consolidated financial statements.

                  LIQUIDITY AND CAPITAL RESOURCES

                  As of June 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

                  At June 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                               ACTUAL
                                                        --------------------
                                                          GBC       GWINNETT
                                                        BANCORP,    BANKING    REGULATORY
                                                          INC.      COMPANY    REQUIREMENT
                                                        --------   ---------   -----------

                       Leverage capital ratios           34.63%      33.16%       4.00%
                       Risk-based capital ratios:
                          Core capital                   54.26       51.95        4.00
                          Total capital                  55.50       53.20        8.00

                  As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                   JUNE 30,   DECEMBER 31,
                                     1998         1997        INCREASE (DECREASE)
                                  ---------   ------------    -------------------
                                   (DOLLARS IN THOUSANDS)      AMOUNT    PERCENT
                                  ------------------------    --------   --------

     Cash and due from banks      $  1,016      $    959      $     57      5.94%
     Securities                      3,998            --         3,998        --
     Federal funds sold              5,840         9,700        (3,860)   (39.79)
     Loans, net                     12,754         1,842        10,912    592.40
     Premises and equipment            316           139           177    127.34
     Other assets                      348           210           138     65.71
                                  --------      --------      --------
                                  $ 24,272      $ 12,850      $ 11,422     88.89
                                  ========      ========      ========

     Deposits                     $ 15,925      $  4,272      $ 11,653    272.78%
     Other liabilities                 106            28            78    278.57
     Stockholders' equity            8,241         8,550          (309)    (3.61)
                                  --------      --------      --------
                                  $ 24,272      $ 12,850      $ 11,422     88.89
                                  ========      ========      ========


As indicated in the above table, the Company's total assets grew at a rate of 88.89%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $11,653,000 and a decrease in Federal funds sold of $3,860,000 has been invested in loans and securities. The Company's loan to deposit ratio has increased from 43.78% at December 31, 1997 to 81.32% at June 30, 1998, indicating strong loan demand in the Company's primary market area of Gwinnett County.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND FOR THE SIX MONTHS ENDED JUNE 30, 1998

Following is a summary of the Company's operations for the periods indicated.

                                                THREE MONTHS         SIX MONTHS
                                                   ENDED               ENDED
                                                  JUNE 30,            JUNE 30,
                                                    1998                1998
                                              ---------------------------------
                                                    (DOLLARS IN THOUSANDS)
                                              ---------------------------------

Interest income                               $      588             $   962
Interest expense                                     144                 235
Net interest income                                  444                 727
Provision for loan losses                             89                 168
Other income                                           4                   8
Other expense                                        468                 877
Net loss                                            (109)               (310)


The Company's net interest income was $444,000 and $727,000 for the three and six month periods in 1998. The Company's net interest margin increased to 8.01% during the first six months of 1998 as compared to 5.74% for the previous year. The increase in the net interest margin is due primarily to the significant loan growth and related loan fees.

The provision for loan losses was $89,000 and $168,000 for the three and six months periods in 1998. This amount is due exclusively to loan growth. The Company's allowance for loan losses amounted to 1.52% at June 30, 1998 as compared to 1.53% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1998 is as follows:

                                                                              JUNE 30,
                                                                                1998
                                                                           -------------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
                                                                           -------------

Nonaccrual loans                                                           $       -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                        -
Restructured loans                                                                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                     -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                     -
Interest income that was recorded on nonaccrual and restructured loans             -


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

As of June 30, 1998, the Company had no loans classified for regulatory purposes.

Information regarding certain loans and allowance for loan loss data through June 30, 1998 is as follows:

                                                                     SIX MONTHS
                                                                        ENDED
                                                                      JUNE 30,
                                                                        1998
                                                                     -----------
                                                                     (DOLLARS IN
                                                                     THOUSANDS)
                                                                     -----------

Average amount of loans outstanding                                  $  7,065
                                                                      ========

Balance of allowance for loan losses at beginning of period          $     29
                                                                      --------

Loans charged off
   Commercial and financial                                          $      -
   Real estate mortgage                                                     -
   Instalment                                                               -
                                                                     --------
                                                                            -
                                                                     --------

 Loans recovered
   Commercial and financial                                                 -
   Real estate mortgage                                                     -
   Instalment                                                               -
                                                                     --------
                                                                            -
                                                                     --------

Net charge-offs                                                             -
                                                                     --------

Additions to allowance charged to operating expense during period         167
                                                                     --------

Balance of allowance for loan losses at end of period                $    196
                                                                     ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                0%
                                                                     ========


Other income was $4,000 and $8,000 for the second quarter and first six months of 1998 consisting of service charges on deposit accounts and other miscellaneous fees.

Other expenses were $468,000 and $877,000 for the second quarter and first six months of 1998. Salaries and employee benefits of $274,000 and $551,000, respectively, were the largest components of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

The Company was still in its organizational stage as of June 30, 1997. Therefore, statements of operations and cash flows for the three and six month periods ended June 30, 1997 and a comparative analysis to June 30, 1998 are not presented.

Capability of Data Processing Software to Accommodate the Year 2000

The Company relies heavily on computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions.

The Company has conducted a comprehensive review of its computer systems, programs, applications and other electronic components used in the operations of the Company to identify the areas that should be affected by the Year 2000 issue, and has developed a plan to identify non-compliant components. This is a continuing process as testing will be performed throughout the remainder of 1998 and 1999. Based on the review of computer and other components, management does not believe the cost of compliance will be material to the Company's financial statements, although there can be no assurances in this regard. Management also believes that the Company is in substantial compliance with regulatory timetable requirements regarding the year 2000 issue.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

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

                 4.1      Specimen Common Stock Certificate
                          (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form SB-2 as amended (Registration No. 333-19081)).

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

                 27       Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K.

                 None.

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GBC BANCORP, INC.
                                     (Registrant)



DATE:   8/12/98                   BY:  /s/ Larry D. Key
      ---------------------            ---------------------------------------
                                       Larry D. Key, President and
                                       Chief Executive Officer


DATE:   8/12/98                   BY:  /s/ John Hopkins
      ---------------------            ----------------------------------------
                                       John Hopkins, Chief Financial Officer