Form 10QSB
period 1998-09-30
GBC BANCORP INC
filed 1998-11-13
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 1998
                                           ---------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                    58-2265327
-----------------------------             ----------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30046
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-9561
                  ---------------------------------------------
                           (Issuer's telephone number)

          318 WEST PIKE STREET, SUITE 475, LAWRENCEVILLE, GEORGIA 30246
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes    No
  ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1998: 950,080; $1 par value

Transitional Small Business Disclosure Format (Check One)  Yes    No  X
                                                              ----  ----

                        GBC BANCORP, INC. AND SUBSIDIARY



------------------------------------------------------------------------------

                                      INDEX



                                                                                            PAGE
                                                                                            ----
PART I.           Financial Information

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - September 30, 1998........................  3

                     Consolidated Statements of Operations and
                      Comprehensive Loss - Three Months Ended
                      September 30, 1998 and Nine Months Ended September 30, 1998...........  4

                     Consolidated Statement of Cash Flows - Nine
                      Months Ended September 30, 1998.......................................  5

                     Notes to Consolidated Financial Statements.............................  6

                  Item 2.  Management's Discussion and Analysis of
                                Financial Condition and Results of Operations...............  7


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders.............. 13

                  Item 6 - Exhibits and Reports on Form 8-K................................. 13

                  Signatures................................................................ 14

                     PART I - FINANCIAL INFORMATION
                          FINANCIAL STATEMENTS

                    GBC BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1998
                               (UNAUDITED)

                                 ASSETS
Cash and due from banks                                     $ 1,473,443
Federal funds sold                                            3,970,000
Securities available-for-sale, at fair value                  4,011,145

Loans                                                        20,416,389
Less allowance for loan losses                                 (307,938)
                                                            -----------
     Loans, net                                              20,108,451

Premises and equipment                                          423,902
Other assets                                                    317,554
                                                            -----------
     TOTAL ASSETS                                           $30,304,495
                                                            ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS
   Demand                                                   $ 6,033,608
   Interest-bearing demand                                    5,671,462
   Savings                                                    2,441,290
   Time                                                       7,733,951
                                                            -----------
     TOTAL DEPOSITS                                          21,880,311
Other liabilities                                               200,853
                                                            -----------
     TOTAL LIABILITIES                                       22,081,164
                                                            -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock, par value $1;
    3,000,000 shares authorized;
    950,080 shares issued and outstanding                       950,080
   Capital surplus                                            8,526,827
   Accumulated deficit                                       (1,267,827)
   Accumulated other comprehensive income                        14,251
                                                            -----------
     TOTAL STOCKHOLDERS' EQUITY                               8,223,331
                                                            -----------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $30,304,495
                                                            ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                    AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                                            ------------------        ------------------
Interest income
  Loans                                                     $          634,988        $        1,236,699
  Taxable securities                                                    60,824                   144,413
  Federal funds sold                                                    59,657                   336,030
                                                            ------------------        ------------------
      Total interest income                                            755,469                 1,717,142

Interest expense on deposits                                           178,829                   413,737
                                                            ------------------        ------------------
      Net interest income                                              576,640                 1,303,405
Provision for loan losses                                              111,554                   279,240
                                                            ------------------        ------------------
      Net interest income after provision for loan losses              465,086                 1,024,165
                                                            ------------------        ------------------
Other operating income                                                   9,675                    17,965
                                                            ------------------        ------------------
Other expenses
  Salaries and other employee benefits                                 283,200                   818,284
  Occupancy and equipment expenses                                      79,062                   220,052
  Other operating expenses                                             143,733                   345,189
                                                            ------------------        ------------------
      Total other expenses                                             505,995                 1,383,525
                                                            ------------------        ------------------
      Net loss before income taxes                                     (31,234)                 (341,395)

Income tax expense                                                          --                        --
                                                            ------------------        ------------------
      Net loss                                                         (31,234)                 (341,395)
                                                            ------------------        ------------------
Other comprehensive income:
  Unrealized gains on securities available-for-sale
    arising during period                                               13,140                    14,251
                                                            ------------------        ------------------
  Comprehensive loss                                        $          (18,094)       $         (327,144)
                                                            ==================        ==================
Basic and diluted losses per common share                   $            (0.03)       $            (0.36)
                                                            ==================        ==================
Weighted average shares outstanding (basic and diluted)                950,080        $          950,080
                                                            ==================        ==================
Cash dividends per share of common stock                    $               --        $               --
                                                            ==================        ==================

The accompanying notes are an integral part of these consolidated financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)


OPERATING ACTIVITIES
   Net loss                                                         $  (341,395)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                        96,935
     Provision for loan losses                                           279,240
     Increase to interest receivable                                    (136,089)
     Increase in interest payable                                        125,193
     Other operating activities                                           50,241
                                                                    ------------

          Net cash provided by operating activities                       74,125
                                                                    ------------
INVESTING ACTIVITIES
   Purchases of securities available-for-sale                         (3,996,894)
   Net decrease in Federal funds sold                                  5,730,000
   Net increase in loans                                             (18,545,918)
   Purchase of premises and equipment                                   (355,656)
                                                                    ------------

          Net cash used in investing activities                      (17,168,468)
                                                                    ------------
FINANCING ACTIVITIES
   Net increase in deposits                                           17,608,669
                                                                    ------------

          Net cash provided by financing activities                   17,608,669
                                                                    ------------

Net increase in cash and due from banks                                  514,326

Cash and due from banks, beginning of period                             959,117
                                                                    ------------

Cash and due from banks, end of period                              $  1,473,443
                                                                    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest:                                        $    288,544

NONCASH TRANSACTION
   Unrealized gains on securities available-for-sale                $     14,251

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

         The results of operations for the nine month period ended September 30, 1998 is not necessarily indicative of the results to be expected for the full year.


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

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of September 30, 1998, the Company had $142,194 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

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

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At September 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:


                                                                   ACTUAL
                                                         ------------------------------
                                                              GBC           GWINNETT
                                                            BANCORP,         BANKING       REGULATORY
                                                              INC.           COMPANY       REQUIREMENT
                                                         --------------  --------------  ---------------
              Leverage capital ratios                         29.28 %         28.04 %           4.00 %
              Risk-based capital ratios:
                 Core capital                                 36.70           35.15             4.00
                 Total capital                                37.95           36.40             8.00

         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:


                                        SEPTEMBER 30,         DECEMBER 31,
                                            1998                  1997                 INCREASE (DECREASE)
                                      ------------------    -----------------    --------------------------------
                                              (DOLLARS IN THOUSANDS)                 AMOUNT           PERCENT
                                      ---------------------------------------    --------------    --------------
 Cash and due from banks              $           1,473     $            959     $         514          53.60 %
 Securities                                       4,011                    -             4,011              -
 Federal funds sold                               3,970                9,700            (5,730)        (59.07)
 Loans, net                                      20,108                1,842            18,266         991.64
 Premises and equipment                             424                  139               285         205.04
 Other assets                                       318                  210               108          51.43
                                      ------------------    -----------------    --------------
                                      $          30,304     $         12,850     $      17,454         135.83
                                      ==================    =================    ==============

 Deposits                             $          21,880     $          4,272     $      17,608         412.17 %
 Other liabilities                                  201                   28               173         617.86
 Stockholders' equity                             8,223                8,550              (327)         (3.82)
                                      ------------------    -----------------    --------------
                                      $          30,304     $         12,850     $      17,454         135.83
                                      ==================    =================    ==============


As indicated in the above table, the Company's total assets grew at a rate of 135.83%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $17,608,000 and a decrease in Federal funds sold of $5,730,000 has been invested in loans and securities. The Company's loan to deposit ratio has increased from 43.78% at December 31, 1997 to 93.31% at September 30, 1998, indicating continued strong loan demand in the Company's primary market area of Gwinnett County.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Following is a summary of the Company's operations for the periods indicated.


                                                             THREE MONTHS          NINE MONTHS
                                                                ENDED                 ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                 1998                  1998
                                                        ---------------------  --------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                        -------------------------------------------
 Interest income                                        $                756   $             1,717
 Interest expense                                                        179                   414
 Net interest income                                                     577                 1,303
 Provision for loan losses                                               112                   279
 Other income                                                             10                    18
 Other expense                                                           506                 1,383
 Net loss                                                                (31)                 (341)


The Company's net interest income was $577,000 and $1,303,000 for the three and nine month periods in 1998. The Company's net interest margin increased to 8.33% during the first nine months of 1998 as compared to 5.74% for the previous year. The increase in the net interest margin is due primarily to the significant loan growth and related loan fees on short-term construction loans.

The provision for loan losses was $112,000 and $279,000 for the three and nine months periods in 1998. This amount is due exclusively to loan growth. The Company's allowance for loan losses amounted to 1.51% at September 30, 1998 as compared to 1.53% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1998 is as follows:


                                                                                         SEPTEMBER 30,
                                                                                              1998
                                                                                      -------------------
                                                                                          (DOLLARS IN
                                                                                           THOUSANDS)
                                                                                      -------------------
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

As of September 30, 1998, the Company had no loans classified for regulatory purposes.

Information regarding certain loans and allowance for loan loss data through September 30, 1998 is as follows:


                                                                                       NINE MONTHS
                                                                                          ENDED
                                                                                      SEPTEMBER 30,
                                                                                           1998
                                                                                    ----------------
                                                                                       (DOLLARS IN
                                                                                        THOUSANDS)
                                                                                    ----------------
 Average amount of loans outstanding                                                $        10,774
                                                                                    ================

 Balance of allowance for loan losses at beginning of period                        $            29
                                                                                    ----------------

 Loans charged off
    Commercial and financial                                                        $             -
    Real estate mortgage                                                                          -
    Installment                                                                                   -
                                                                                    ----------------
                                                                                                  -
                                                                                    ----------------

 Loans recovered
    Commercial and financial                                                                      -
    Real estate mortgage                                                                          -
    Installment                                                                                   -
                                                                                    ----------------
                                                                                                  -
                                                                                    ----------------

 Net charge-offs                                                                                  -
                                                                                    ----------------

 Additions to allowance charged to operating expense during period                              279
                                                                                    ----------------

 Balance of allowance for loan losses at end of period                              $           308
                                                                                    ================

 Ratio of net loans charged off during the period to
    average loans outstanding                                                                    0%
                                                                                    ================


Other income was $10,000 and $18,000 for the third quarter and first nine months of 1998 consisting of service charges on deposit accounts and other miscellaneous fees.

Other expenses were $506,000 and $1,383,000 for the third quarter and first nine months of 1998. Salaries and employee benefits of $283,000 and $818,000, respectively, were the largest components of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

The Company was still in its organizational stage as of September 30, 1997. Therefore, statements of operations and cash flows for the three and nine month periods ended September 30, 1997 and a comparative analysis to September 30, 1998 are not presented.

Capability of Data Processing Software to Accommodate the Year 2000

The Company relies heavily on computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions.

The Company has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components used in the operations of the Company to identify the areas that should be affected by the Year 2000 issue. Further, these systems and components which have been identified as mission critical are currently being independently tested to insure Year 2000 compliance and will continue to be tested throughout the remainder of 1998 and 1999. In addition, the Company has developed contingency plans to insure Year 2000 risks are minimal. Based on these reviews and tests, management does not believe the cost of Year 2000 compliance will be material to the Company's financial statements. Management also believes that the Company is in substantial compliance with regulatory timetable requirements regarding the Year 2000 issue.

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


                                    GBC BANCORP, INC.
                                      (Registrant)



DATE: November 13, 1998            BY:  /s/ Larry D. Key
                                       ---------------------------------------
                                       Larry D. Key, President and Chief
                                         Executive Officer


DATE: November 13, 1998             BY: /s/ John Hopkins
                                       ---------------------------------------
                                       John Hopkins, Chief Financial Officer