Form 10KSB40
period 1998-12-31
GBC BANCORP INC
filed 1999-03-30
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934.
             For the transition period from _________ to _________

                       Commission File Number: 333-19081

                               GBC BANCORP, INC.
             -----------------------------------------------------
                 (Name of small business issuer in its charter)


                GEORGIA                                      58-2265327
-------------------------------------------          --------------------------
       (State Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

            165 Nash Street
         Lawrenceville, Georgia                                30246
-------------------------------------------          --------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (770) 995-0000
             -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

         The Issuer's revenues for the year ended December 31, 1998 were $2,570,754.

         Aggregate market value of the voting common stock held by persons other than directors and executive officers of the Registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specific date within the past 60 days: $10.00 based on the average bid and asked price as of March 25, 1999.

         There were 950,080 shares of the Registrant's common stock outstanding as of March 31, 1999.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                               TABLE OF CONTENTS


                                                                                                                    PAGE

PART I...........................................................................................................     1

Item 1.      Description of Business.............................................................................     1

Item 2.      Description of Property.............................................................................     8

Item 3.      Legal Proceedings...................................................................................     9

Item 4.      Submission of Matters to a Vote of Security Holders.................................................     9

PART II..........................................................................................................     9

Item 5.      Market for Common Equity and Related Stockholder Matters............................................     9

Item 6.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations.......................................................................................    14

Item 7.      Financial Statements and Supplementary Data.........................................................    34

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.......................................................................................    35

PART III.........................................................................................................    35

Item 9.      Directors and Executive Officers; Compliance with Section 16(a) of the
                Exchange Act.....................................................................................    35

Item 10.     Executive Compensation..............................................................................    39

Item 11.     Security Ownership of Certain Beneficial Owners and Management......................................    42

Item 12.     Certain Relationships and Related Transactions......................................................    45

PART IV..........................................................................................................    46

Item 13.     Exhibits and Reports on Form 8-K....................................................................    46



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

         The Company was organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. The Company has no present plans to acquire any operating subsidiaries other than the Bank. It is expected, however, that the Company may make additional acquisitions in the future if such acquisitions are deemed to be in the best interest of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements.

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

COMPETITION

         Management believes that Gwinnett County has a very active and competitive banking market. The largest financial institutions serving Gwinnett County are NationsBank, N.A., Wachovia Bank, N.A., SunTrust Bank, Atlanta, First Union National Bank, and SouthTrust Bank, N.A. The largest Gwinnett County based banks are The Brand Banking Company, Lawrenceville; Peoples Bank & Trust, Buford; and First Capital Bank, Norcross. Based on the Federal Deposit Insurance Corporation (the "FDIC") Summary of Deposits as of June 30, 1998, there are 26 commercial banks, two thrift institutions and three credit unions that operate 139 offices in Gwinnett

County. There are approximately 16 financial institutions that have offices in the immediate vicinity of the main office of the Bank.

EMPLOYEES

         The Bank has 20 full-time employees. The Company does not expect to have any employees who are not also employees of the Bank.

SUPERVISION AND REGULATION

         General

         The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the BHC Act and the Georgia BHC Act, respectively. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the Georgia BHC Act and the regulations of the Georgia Department.

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

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

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

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established is no longer limited.

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

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid, low-risk assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 32.5% and 31.25%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 25.77%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1998. Neither the Company nor the Bank has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

         Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater is considered to be adequately capitalized. An institution with a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0% is considered to be undercapitalized. An institution with a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0% is considered to be significantly undercapitalized, and an institution with a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution will meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the applicable agency. In addition, the appropriate federal banking regulator is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

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

         At December 31, 1998, the Bank had the requisite capital levels to qualify as "well capitalized."

         FDIC Insurance Assessments

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system, which originally went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

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

         Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for the SAIF insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

         A variation of this proposal designated the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by DIFA, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule which effected, as of October 1, 1996 (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980's as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated at 2.43 basis points.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Safety and Soundness Standards

         The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "--Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structure, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed regulation or statute will be adopted or the extent to which the business of the Bank may be affected by such regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTY

         On March 17, 1998, the Bank entered into a month-to-month lease agreement with GBC Properties, LLC ("GBC LLC") to lease the real estate for the Bank located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia for a rental of $1.00 per month until the permanent banking facility described below for the Bank was constructed. In addition, the temporary modular office and the temporary operation and administrative offices of the Bank were leased on a short-term basis from independent third parties for $6,727 per month. Upon completion of the construction of the permanent banking facility, the temporary modular office was removed and the temporary operation and administrative offices were vacated.

         On March 17, 1998, the Bank entered into a lease agreement (the "Lease Agreement") with GBC LLC to lease permanent office space for the Bank located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia (the "Permanent Premises") for five years, beginning on the completion of the construction of the Permanent Premises, with two five-year renewal options.

Pursuant to the Lease Agreement, the initial annual rental for the 15,922 square feet of office space is $238,830 or $15.00 per square foot. The rental for the renewal will be increased based on the increase in the Consumer Price Index. The term of the Lease Agreement commenced on November 1, 1998.

         The Bank obtained two appraisals for the fair rental value of the Permanent Premises. One appraisal, dated December 9, 1996, provided a range of market rental for the Permanent Premises. The mid-point of such range was $16.00 per square foot. The other appraisal, dated October 8, 1996, determined that the fair market rental value of the Permanent Premises was $15.66 per square foot.

         The owner of the property and the building where the Permanent Premises are located is GBC LLC. Most of the members of GBC LLC are directors and officers of the Company and the Bank. See "Item 12. Certain Relationships and Related Transactions."

         The Permanent Premises include a full-service teller line and drive-in and walk-up windows. The Bank also offers safe deposit boxes.

         The Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 3, 1998, the Company held its annual shareholders' meeting at which the shareholders approved a proposal to elect the following directors of the Company to serve until the next annual meeting: James B. Ballard, Jerry
M. Boles, W. H. Britt, Richard F. Combs, William G. Hayes, Larry D. Key, Douglas A. Langley, Norris J. Nash, Joseph J. Powell and William S. Stanton. This proposal was approved with 693,236 shares or 73% voting for the proposal, and 256,844 shares or 27% withholding authority.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no market for shares of the Company's common stock (the "Common Stock") and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's Common Stock to be traded on any stock exchange or over-the-counter market. As of December 31, 1998, there were no private trades of shares of the Company's Common Stock.

         As of December 31, 1998, the Company had approximately 400 holders of its Common Stock.

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

                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of GBC Bancorp., Inc.
(GBC) and its bank subsidiary, Gwinnett Banking Company at December 31, 1998 and 1997 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about GBC's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

GBC may from time to time make written or oral forward-looking statements, including statements contained in GBC's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. GBC's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in GBC's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. GBC cautions that such factors are not exclusive. GBC does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, GBC.

OVERVIEW

The year 1998 marked the first full year of banking operations for GBC. GBC commenced banking operations on October 31, 1997. GBC's 1998 results were highlighted by significant loan and deposit growth that would be expected for a de novo bank. This growth should provide a base for future profitability and a recovery of GBC's accumulated deficit.

FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

Following is a summary of GBC's balance sheets for the periods indicated:


                                                       December 31,
                                                   1998           1997
                                                 (Dollars in Thousands)

Cash and due from banks                         $  1,600       $    959
Federal funds sold                                 2,740          9,700
Securities                                         4,009             --
Loans, net                                        24,067          1,841
Premises and equipment                               612            139
Other assets                                         297            211
                                                --------       --------

                                                $ 33,325       $ 12,850
                                                ========       ========

Total deposits                                  $ 25,008       $  4,272
Other liabilities                                    263             28
Stockholders' equity                               8,054          8,550
                                                --------       --------

                                                $ 33,325       $ 12,850
                                                ========       ========


FINANCIAL CONDITION AT DECEMBER 31, 1998 AND 1997

As of December 31, 1998, GBC had total assets of $33.3 million, almost tripling its asset size as of December 31, 1997. The completion of GBC's stock offering in 1997, which raised $9.5 million, has provided a strong capital base to support this growth. Total interest-earning assets were $30.8 million at December 31, 1998 or 92.47% of total assets as compared to 89.81% at December 31, 1997. GBC's primary interest-earning assets at December 31, 1998 were loans, which made up 78.10% of total interest-earning assets as compared to 15.95% at December 31, 1997. GBC's loan to deposit ratio was 97.73% at December 31, 1998 as compared to 43.79% at December 31, 1997. This ratio is not considered excessive for a de novo bank. In the future, as deposits continue to grow, this ratio will decrease to within GBC's guidelines of 80%. Deposit growth of $20.7 million has been used primarily to fund loan growth of $22.6 million.

GBC's investment portfolio, consisting of U.S. Agency securities, amounted to $4.0 million at December 31, 1998. Unrealized gains on securities amounted to $11,559 at December 31, 1998. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

GBC has 61% of its loan portfolio collateralized by real estate located in GBC's primary market area of Gwinnett County and surrounding counties. GBC's real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. GBC generally requires that loans collateralized by real estate not exceed 80%-85% of the collateral value.

GBC's remaining 39% of its loan portfolio consists of commercial, consumer, and other loans. GBC requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with GBC's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in GBC's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in GBC's market area are stable with no indications of a significant downturn in the general economy. Additionally, GBC has risk associated with its loan portfolio as it relates to the Year 2000 issue. (See Year 2000 Disclosures.)

GBC attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, GBC establishes and periodically reviews its lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of GBC. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. GBC attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

The liquidity and capital resources of the Bank are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Bank's liquidity was considered satisfactory.

At December 31, 1998, GBC had loan commitments outstanding of $16.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1998, the Bank has arrangements with three commercial banks for additional short-term advances of $4,500,000.

At December 31, 1998, GBC's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. GBC's stockholders' equity decreased due to a net loss in 1998 of $508,000.

In the future, the primary source of funds available to GBC will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to GBC without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for GBC and the Bank as of December 31, 1998 are as follows:

                                                                             Actual
                                                                 ---------------------------------
                                                                                       Regulatory
                                                                  GBC        Bank     Requirements
                                                                 -----       -----    ------------

          Leverage capital ratio                                 25.77%      24.73%       5.00%
          Risk-based capital ratios:
             Core capital                                        31.25       29.99        6.00
             Total capital                                       32.50       31.24       10.00

At December 31, 1998, GBC had no material commitments for capital expenditures.

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

Except for expected continued growth common to a de novo bank, and uncertainties related to the Year 2000 issue (see Year 2000 Disclosures), management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. GBC, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of GBC's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Following is a summary of GBC's operations for the periods indicated.


                                                             Years Ended December 31,
                                                              1998            1997
                                                             (Dollars in Thousands)

Interest income                                              $ 2,484          $ 199

Interest expense                                                 636             54

Net interest income                                            1,848            145

Provision for loan losses                                        344             29

Other income                                                      86             33

Other expenses                                                 2,098            837

Pretax loss                                                     (508)          (688)

Income taxes                                                      --             --

Net loss                                                        (508)          (688)

GBC commenced its operations on October 31, 1997. Prior to the commencement, GBC was engaged in activities involving the formation of GBC, selling its common stock, and obtaining necessary approvals. GBC incurred operating losses totaling $723,000 during its organizational period ($239,000 in 1996 and $484,000 in 1997).

GBC incurred total organizational and stock issue costs of $197,000 of which $173,000 were capitalized to be amortized over a period of sixty months (see Non-interest Expense), and $24,000 was recorded as a reduction in capital surplus. Through the end of 1997, GBC incurred additional operating losses of $204,000.

Net Interest Income

GBC's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of GBC, GBC's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets was 7.76% in 1998 as compared to 5.74% in 1997. Average loans increased by $13.5 million which accounted for the majority of a $21.7 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $12.5 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 10.43% in 1998 from 6.18% in 1997. The rate paid on average interest-bearing liabilities was 4.98% in 1998 and 3.49% in 1997.

Provision for Loan Losses

The provision for loan losses was $344,000 in 1998 as compared to $29,000 in 1997. The amount provided was due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1998, and 1997, GBC has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans at December 31, 1998 and 1997 was 1.52% and 1.53%, respectively.

Other Income

Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $86,000 in 1998 as compared to $33,000 in 1997. The increases are due to GBC being open for an entire year versus only two months in 1997.

Non-interest Expense

Other operating expense for 1998 consists of salaries and employee benefits ($1,123,000), equipment and occupancy expenses ($371,000), and other operating expenses ($437,000). The increases over 1997 ($488,000 for salaries and employee benefits, $287,000 for equipment and occupancy, and $320,000 for other operating expenses) are due primarily to GBC being open for an entire year versus only two months in 1997. GBC also adopted SOP 98-5 which required the write-off of $167,000 of organization costs.

Income Tax

GBC had no income tax expense due to pre-tax operating losses of $508,000 and $688,000 in 1998 and 1997, respectively.

Asset/Liability Management

It is GBC's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

GBC's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If GBC's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, GBC also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect GBC's liquidity position. GBC currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect GBC's liquidity position.

At December 31, 1998, GBC's cumulative one year interest rate-sensitivity gap ratio was 123%. GBC's targeted ratio is 80% to 120% in this time horizon. This indicates that GBC's interest-bearing assets will reprice during this period at a rate faster than GBC's interest-earning liabilities. GBC was slightly outside its targeted parameters, due primarily to the high percentage of the loan portfolio consisting of construction loans with interest rates based on prime. As the loan portfolio grows, the percentage of commercial loans will increase and bring the GAP ratio within GBC's targeted ratio.

The following table sets forth the distribution of the repricing of GBC's interest-earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of GBC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.


                                                           After         After
                                                           Three          One
                                                          Months        Year but
                                              Within       but           Within       After
                                               Three      Within          Five         Five
                                              Months     One Year         Years       Years        Total
                                                               (Dollars in Thousands)

Interest-earning assets:
     Federal funds sold                      $ 2,740      $    --       $     --     $     --     $  2,740
     Securities                                   --           --          4,009           --        4,009
     Loans                                    19,475        1,718          2,350          897       24,440
                                             -------      -------       --------     --------     --------

                                              22,215        1,718          6,359          897       31,189
                                             -------      -------       --------     --------     --------

Interest-bearing liabilities:
     Interest-bearing demand
          deposits                             6,809           --             --           --        6,809
     Savings                                   3,474           --             --           --        3,474
     Certificates, less than
                     $100,000                  1,043        2,644            182           --        3,869
     Certificates, $100,000
          and over                             3,393        2,151             --           --        5,544
                                             -------      -------       --------     --------     --------

                                              14,719        4,795            182           --       19,696
                                             -------      -------       --------     --------     --------

Interest rate sensitivity
     gap                                     $ 7,496      $(3,077)      $  6,177     $    897     $ 11,493
                                             =======      =======       ========     ========     ========
Cumulative interest rate
     sensitivity gap                         $ 7,496      $ 4,419       $ 10,596     $ 11,493
                                             =======      =======       ========     ========
Interest rate sensitivity
     gap ratio                                  1.51          .36          34.94           --
                                             =======      =======       ========     ========
Cumulative interest rate
     sensitivity gap ratio                      1.51         1.23           1.54         1.58
                                             =======      =======       ========     ========


Year 2000 Disclosures

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause systems to fail. GBC is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, GBC must rely on intermediaries, vendors, and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruption.

To address the Year 2000 problems, GBC formed a Year 2000 committee made up of key employees headed up by the Chief Operations Officer. This committee has been charged with the responsibility of assessing problems, overseeing corrective actions, as well as testing the Year 2000 readiness of all equipment, software, and applications.

Under the directions of the committee, GBC has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components. The systems and components which were identified as mission critical are being currently tested to insure Year 2000 compliance and will continue to be tested throughout the remainder of 1999. In addition, GBC has developed a contingency plan to insure Year 2000 risks are minimal. Based on these reviews and tests, management does not believe the cost of Year 2000 compliance will be material to GBC's financial statements. Management also believes that GBC is in substantial compliance with regulatory timetable requirements regarding the Year 2000 issue.

Another area of Year 2000 concern is customer awareness and preparedness. In particular, loan customers who are not Year 2000 compliant could experience business interruptions which could affect their ability to repay debts owed to the Bank. GBC has communicated with its customers in an effort to insure awareness and understand the potential impact on their business. Loan customers considered to have Year 2000 exposure are being required to complete a questionnaire in order to assess their Year 2000 readiness and GBC's exposure.

GBC realizes that due to many factors, consumers may withdraw extra amounts of money which could result in a liquidity issue for GBC. Additional liquidity has been established to accommodate this issue. Cash balances will be closely monitored throughout 1999, with extra emphasis placed during the fourth quarter, to insure adequate liquidity.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to GBC's Year 2000 compliance efforts and the impact of Year 2000 issues on GBC's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of GBC. Some of these factors include, but are not limited to representations by GBC's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. GBC's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of GBC, the interest rates experienced by GBC; the investment portfolio of GBC; the loan portfolio of GBC, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of GBC; types of deposits of GBC and the return on equity and assets for GBC.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                             STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

The condensed average balance sheet for the period indicated is presented below. (1)


                                                                         From October 31, 1997,
                                                                          Date of Commencement
                                                        Year Ended             of Operations,
                                                     December 31, 1998    to December 31, 1997
                                                             (Dollars in Thousands)

                   ASSETS

Cash and due from banks                                  $  1,041              $    64
Taxable securities                                          3,323                   --
Securities valuation account                                    3                   --
Federal funds sold                                          6,762                1,953
Loans (2)                                                  13,744                  222
Reserve for loan losses                                      (194)                  (1)
Other assets                                                  535                   43
                                                         --------              -------
                                                         $ 25,214              $ 2,281
                                                         ========              =======

Total interest-earning assets                            $ 23,829              $ 2,175
                                                         ========              =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                          $  4,031              $   235
     Interest-bearing demand                                4,581                  211
     Savings                                                1,847                    7
     Time                                                   6,351                   58
                                                         --------              -------
              Total deposits                             $ 16,810              $   511

     Other liabilities                                        111                    2
                                                         --------              -------
              Total liabilities                            16,921                  513
                                                         --------              -------
     Stockholders' equity                                   8,293                1,768
                                                         --------              -------
                                                         $ 25,214              $ 2,281
                                                         ========              =======

     Total interest-bearing liabilities                  $ 12,779              $   276
                                                         ========              =======

(1) For each category, average balances were determined using the daily average balances during the year for 1998 and for the period from October 31, 1997, date of commencement of operations, to December 31, 1997, for 1997.

(2) There were no nonaccrual loans included in average loans for 1998 or 1997.

INTEREST INCOME AND INTEREST EXPENSE

The following tables set forth the amount of GBC's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. These rates do not include the time period prior to the commencement of its banking operations.


                                                                       Years Ended December 31,
                                                                    1998                     1997
                                                                          Average                  Average
                                                          Interest         Rate     Interest        Rate
                                                                         (Dollars in Thousands)

     INTEREST INCOME:
Interest and fees on loans (1)                             $ 1,908        13.89%       $ 27        12.33%
Interest on taxable securities                                 206         6.20          --           --
Interest on Federal funds sold                                 370         5.47         107         5.48
Interest earned during the period
   prior to commencement of
   banking operations                                           --           --          65           --
                                                           -------                    -----
Total interest income                                      $ 2,484        10.43         199         6.18
                                                           -------                    -----

     INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                     $   171         3.74       $   6         2.85
     Interest on savings deposits (2)                           92         5.00          --         5.06
     Interest on time deposits                                 373         5.87           3         5.63
     Interest incurred during the period
        prior to commencement of
        banking operations                                      --           --          45           --
                                                           -------                    -----
     Total interest expense                                    636         4.98          54         3.49
                                                           -------                    -----

NET INTEREST INCOME                                        $ 1.848                    $ 145
                                                           =======                    =====

     Net interest spread                                                   5.45%                    2.69%
                                                                           ====                    =====
     Net yield on average interest-earning assets                          7.76%                    5.74%
                                                                           ====                    =====


(1) Interest and fees on loans includes $571,000 and $14,000 of loan fee income for the years ended December 31, 1998 and 1997, respectively. There was no interest income recognized on nonaccrual loans during 1998 or 1997.

(2)      Interest expense on savings deposits in 1997 was less than $400.

RATE AND VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected GBC's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                                       Year Ended December 31,
                                                                            1998 vs. 1997
                                                                           Changes Due To:
                                                                                            Increase
                                                                  Rate       Volume        (Decrease)
                                                                        (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans                                   $ 4        $ 1,877        $ 1,881
     Interest on taxable securities                                --            206            206
     Interest on Federal funds sold                                --            263            263
                                                                  ---        -------        -------
     Total interest income                                          4          2,346          2,350
                                                                  ---        -------        -------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
              demand deposits                                       2            163            165
     Interest on savings deposits                                  --             92             92
     Interest on time deposits                                     --            370            370
                                                                  ---        -------        -------
              Total interest expense                                2            625            627
                                                                  ---        -------        -------
              Net interest income                                 $ 2        $ 1,721        $ 1,723
                                                                  ===        =======        =======

Interest income earned of $65,000 and interest expense incurred of $45,000 prior to the commencement of banking operations in 1997 have been excluded from the above table.

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:


                                                            December 31,
                                                         1998          1997
                                                      (Dollars in Thousands)

     U.S. Government agencies                          $ 4,009         $ --
                                                       =======         ====

MATURITIES

The amounts of securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.



                                                                         After one year          After five years
                                                 One year or less      through five years      through ten years
                                                Amount   Yield (1)    Amount     Yield (1)    Amount      Yield (1)

U.S. Government
  agencies                                       $ --       --       $ 4,009      6.13%        $ --          --
                                                 ====                =======                   ====


                                                 After ten years            Total
                                                Amount   Yield (1)    Amount     Yield (1)
U.S. Government
  agencies                                       $ --       --       $ 4,009      6.13%
                                                 ====                =======


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

TYPES OF LOANS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.


                                                                                   December 31,
                                                                              1998              1997
                                                                             (Dollars in Thousands)

         Commercial                                                         $  7,275          $   164
         Construction loans secured by real estate                            13,307              764
         Commercial loans secured by real estate                               1,496              525
         Consumer installment loans and other                                  2,362              417
                                                                            --------          -------
                                                                              24,440            1,870
         Less allowance for loan losses                                         (373)             (29)
                                                                            --------          -------
                       Net loans                                            $ 24,067          $ 1,841
                                                                            ========          =======

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.


                                                                           (Dollars in Thousands)

         Commercial
              One year or less                                                     $  4,665
              After one year through five years                                       2,318
              After five years                                                          292
                                                                                   --------
                                                                                      7,275

         Construction
              One year or less                                                     $ 13,099
              After one year through five years                                         208
              After five years                                                           --
                                                                                   --------
                                                                                     13,307

         Other
              One year or less                                                     $  2,027
              After one year through five years                                       1,384
              After five years                                                          447
                                                                                   --------
                                                                                      3,858
                                                                                   --------
                                                                                   $ 24,440
                                                                                   ========

The following table summarizes loans at December 31, 1998 with the due dates after one year which have predetermined and floating or adjustable interest rates.


                                                                           (Dollars in Thousands)
         Predetermined interest rates                                              $ 2,651
         Floating or adjustable interest rates                                       1,998
                                                                                   -------
                                                                                   $ 4,649
                                                                                   =======

RISK ELEMENTS

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1998 and 1997 is as follows:


                                                                                December 31,
                                                                              1998        1997
                                                                            (Dollars in Thousands)

         Nonaccrual loans                                                      $ 0         $ 0
         Loans contractually past due ninety
              days or more as to interest or
              principal payments and still accruing                              0           0
         Restructured loans                                                      0           0
         Loans, now current about which there are
              serious doubts as to the ability of the
              borrower to comply with loan repayment terms                       0           0
         Interest income that would have been recorded
              on nonaccrual and restructured loans under
              original terms                                                     0           0
         Interest income that was recorded on
              nonaccrual and restructured loans                                  0           0


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


                                                                             Years Ended December 31,
                                                                                 1998           1997
                                                                              (Dollars in Thousands)

                  Average amount of loans outstanding                        $ 13,744          $ 222
                                                                             ========          =====

                  Balance of allowance for loan losses
                       at beginning of period                                $     29          $  --
                                                                             --------          -----

                  Loans charged off
                       Commercial and financial                                    --             --
                  Real estate mortgage                                             --             --
                       Instalment                                                  --             --
                                                                             --------          -----
                                                                                   --             --
                                                                             --------          -----

                  Loans recovered
                       Commercial and financial                                    --             --
                       Real estate mortgage                                        --             --
                       Instalment                                                  --             --
                                                                             --------          -----
                                                                                   --             --
                                                                             --------          -----

                  Net charge-offs                                                  --             --
                                                                             --------          -----

                  Additions to allowance charged to operating
                       expense during period                                      344             29
                                                                             --------          -----

                  Balance of allowance for loan losses
                       at end of period                                      $    373          $  29
                                                                             ========          =====

                  Ratio of net loans charged off during the
                  period to average loans outstanding                             --%            --%
                                                                             ========          =====


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

As of December 31, 1998 and 1997, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:



                                                          December 31, 1998                 December 31, 1997
                                                                  Percent of loans in               Percent of loans in
                                                                     each category                     each category
                                                        Amount       to total loans     Amount         to total loans
                                                                      (Dollars in Thousands)

Commercial                                               $  56             30%           $  3                 9%
Construction loans secured by real estate                  243             54              10                41
Commercial loans secured by real estate                     37              6               8                28
Consumer installment
     loans and other                                        37             10               8                22
                                                         -----           ----            ----               ---
                                                         $ 373            100%           $ 29               100%
                                                         =====           ====            ====               ===

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)


                                                                 Years Ended December 31,
                                                            1998                        1997
                                                   Amount          Percent     Amount          Percent
                                                                 (Dollars in Thousands)

Noninterest-bearing demand deposits               $  4,031            --%       $ 235             --%
Interest-bearing demand deposits                     4,581          3.74          211           2.85
Savings deposits                                     1,847          5.00            7           5.06
Time deposits                                        6,351          5.87           58           5.63
                                                  --------                      -----
                                                  $ 16,810                      $ 511
                                                  ========                      =====

(1) Average balances were determined using the daily average balances during the year for 1998 and for the period from October 31, 1997, date of commencement of operations, to December 31, 1997 for 1997.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                 (Dollars in Thousands)

     Three months or less                                                   $ 3,393
     Over three months through six months                                       605
     Over six through twelve months                                           1,546
     Over twelve months                                                          --
                                                                            -------
              Total                                                         $ 5,544
                                                                            =======


                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the years indicated is presented below.

                                                         Years Ended December 31,
                                                         1998                1997

     Return on assets (1)                               (2.01)%             (5.12)%
     Return on equity (2)                               (6.12)              (6.61)
     Dividend payout ratio (3)                             --                  --
     Equity to assets ratio (4)                         32.89               77.51

(1)      Net loss divided by average total assets.
(2)      Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4)      Average common equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

                               GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                                        PAGE
INDEPENDENT AUDITOR'S REPORT...............................................................................................1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS...........................................................................................2
     CONSOLIDATED STATEMENTS OF OPERATIONS.................................................................................3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS.........................................................................4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT).............................................................5
     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................................6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................................7-27

                          INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------


TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA


         We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


         As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for organization costs.

                                        /s/ Mauldin S. Jenkins LLC

Atlanta, Georgia
February 18, 1999

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                  ASSETS                         1998             1997
                                                              -----------      -----------
Cash and due from banks                                       $ 1,600,046      $   959,117
Federal funds sold                                              2,740,000        9,700,000
Securities available-for-sale                                   4,008,520                0

Loans                                                          24,439,863        1,870,469
Less allowance for loan losses                                    372,683           28,696
                                                              -----------      -----------
          Loans, net                                           24,067,180        1,841,773

Equipment                                                         612,166          139,093
Other assets                                                      296,928          209,932
                                                              -----------      -----------

          TOTAL ASSETS                                        $33,324,840      $12,849,915
                                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                $ 5,311,665      $ 1,065,570
    Interest-bearing demand                                     6,808,561        1,829,901
    Savings                                                     3,473,772          108,496
    Time, $100,000 and over                                     5,544,381          900,000
    Other time                                                  3,869,148          367,675
                                                              -----------      -----------
           Total deposits                                      25,007,527        4,271,642
    Other liabilities                                             263,047           27,798
                                                              -----------      -----------
          TOTAL LIABILITIES                                    25,270,574        4,299,440
                                                              -----------      -----------

Commitments and contingent liabilities

Stockholders' equity
Common stock, par value $1; 3,000,000 shares authorized;
    950,080 issued and outstanding                                950,080          950,080
Capital surplus                                                 8,526,827        8,526,827
Accumulated deficit                                            (1,434,200)        (926,432)
Accumulated other comprehensive income                             11,559                0
                                                              -----------      -----------

          TOTAL STOCKHOLDERS' EQUITY                            8,054,266        8,550,475
                                                              -----------      -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $33,324,840      $12,849,915
                                                              ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                 1998            1997
                                                              ----------      ----------
INTEREST INCOME
    Loans                                                     $1,908,548      $   27,325
    Taxable securities                                           206,090               0
    Federal funds sold                                           369,851         172,037
                                                              ----------      ----------
          TOTAL INTEREST INCOME                                2,484,489         199,362
                                                              ----------      ----------
INTEREST EXPENSE
    Deposits                                                     636,249           9,623
    Other borrowings                                                   0          45,120
                                                              ----------      ----------
          TOTAL INTEREST EXPENSE                                 636,249          54,743
                                                              ----------      ----------

          NET INTEREST INCOME                                  1,848,240         144,619
PROVISION FOR LOAN LOSSES                                        343,987          28,696
                                                              ----------      ----------
          NET INTEREST INCOME AFTER PROVISION FOR
              LOAN LOSSES                                      1,504,253         115,923
                                                              ----------      ----------

OTHER INCOME
    Service charges on deposit accounts                           25,630           1,174
    Other operating income                                        60,645          31,750
                                                              ----------      ----------
          TOTAL OTHER INCOME                                      86,275          32,924
                                                              ----------      ----------

OTHER EXPENSES
    Salaries and employee benefits                             1,123,194         635,466
    Equipment and occupancy expenses                             371,546          84,402
    Other operating expenses                                     436,672         116,873
                                                              ----------      ----------
          TOTAL OTHER EXPENSES                                 1,931,412         836,741
                                                              ----------      ----------

          LOSS BEFORE INCOME TAXES AND CUMULATIVE
            EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE          (340,884)       (687,894)

INCOME TAX EXPENSE                                                     0               0
                                                              ----------      ----------

          Loss before cumulative effect of a
            CHANGE IN ACCOUNTING PRINCIPLE                      (340,884)       (687,894)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE           (166,884)              0
                                                              ----------      ----------

                    NET LOSS                                   $(507,768)      $(687,894)
                                                              ==========      ==========

BASIC AND DILUTED LOSSES PER COMMON SHARE BEFORE
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE      $    (0.36)      $   (4.26)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              (0.17)           0.00
                                                              ----------      ----------

BASIC AND DILUTED LOSSES PER COMMON SHARE                     $    (0.53)     $    (4.26)
                                                              ==========      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                             1998            1997
                                                          ---------       ---------
NET LOSS                                                  $(507,768)      $(687,894)

OTHER COMPREHENSIVE INCOME:

        Unrealized holding gains on securities
            available-for-sale arising during period         11,559              --
                                                          ---------       ---------

COMPREHENSIVE LOSS                                        $(496,209)      $(687,894)
                                                          =========       =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                                   ACCUMULATED
                                       COMMON STOCK                                                   OTHER            TOTAL
                                  ------------------------        CAPITAL         ACCUMULATED     COMPREHENSIVE     STOCKHOLDERS'
                                  SHARES         PAR VALUE        SURPLUS           DEFICIT          INCOME       EQUITY (DEFICIT)
                                  ------         ---------        -------           -------          ------       ----------------
BALANCE, DECEMBER 31, 1996             80         $    80        $      720       $  (238,538)      $     0         $ (237,738)
    Net loss                            0               0                 0          (687,894)            0           (687,894)
    Issuance of common stock      950,000         950,000         8,550,000                 0             0          9,500,000
    Stock issue costs                   0               0           (23,893)                0             0            (23,893)
                                  -------         -------        ----------       -----------       -------         ----------
BALANCE, DECEMBER 31, 1997        950,080         950,080         8,526,827          (926,432)            0          8,550,475
    Net loss                            0               0                 0          (507,768)            0           (507,768)
    Other comprehensive income          0               0                 0                 0        11,559             11,559
                                  -------         -------        ----------       -----------       -------         ----------
BALANCE, DECEMBER 31, 1998        950,080         $950,080       $8,526,827       $(1,434,200)      $11,559         $8,054,266
                                  =======         =======        ==========       ===========       =======         ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                       1998               1997
                                                                   ------------       ------------
OPERATING ACTIVITIES
    Net loss                                                       $   (507,768)      $   (687,894)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation                                                    117,320              5,226
        Write-off/amortization of organization costs                    166,884              6,313
        Provision for loan losses                                       343,987             28,696
        Increase in interest receivable                                (240,513)           (17,677)
        Increase in interest payable                                    196,546              4,953
        Other operating activities                                       25,336             (2,526)
                                                                   ------------       ------------

              Net cash provided by (used in)
                  operating activities                                  101,792           (662,909)
                                                                   ------------       ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                       (4,496,563)                --
    Proceeds from maturities of securities available-for-sale           499,602                 --
    Net (increase) decrease in Federal funds sold                     6,960,000         (9,700,000)
    Net increase in loans                                           (22,569,394)        (1,870,469)
    Purchase of equipment                                              (590,393)          (112,534)
    Increase in organization costs                                           --            (56,540)
                                                                   ------------       ------------

            Net cash used in investing activities                   (20,196,748)       (11,739,543)
                                                                   ------------       ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         20,735,885          4,271,642
    Repayment of other borrowings                                            --           (386,980)
    Net proceeds from sale of common stock                                   --          9,476,107
                                                                   ------------       ------------

            Net cash provided by financing activities                20,735,885         13,360,769
                                                                   ------------       ------------

Net increase in cash and due from banks                                 640,929            958,317

Cash and due from banks at beginning of year                            959,117                800
                                                                   ------------       ------------

Cash and due from banks at end of year                             $  1,600,046       $    959,117
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE
    Cash paid for interest                                         $    439,703       $     49,790

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale              $    (11,559)      $         --


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         GBC Bancorp, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Gwinnett Banking Company (the "Bank"). The Bank is a commercial bank located in Lawrenceville, Gwinnett County, Georgia. The Bank provides a full range of banking services in its primary market area of Gwinnett County and surrounding counties. The Bank commenced its operations on October 31, 1997.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SECURITIES

         Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity.

         Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

         LOANS

         Loans are carried at their principal amounts outstanding less deferred fees and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

         Loan origination fees and costs incurred for loans are deferred and recognized as interest income over the estimated life of the loan.

         The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

         The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

         EQUIPMENT

         Equipment is stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

         INCOME TAXES

         Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOSSES PER COMMON SHARE

         Basic losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. During 1998, the Company wrote off $166,884 of unamortized organization costs upon adoption of SOP 98-5. Prior to the adoption of SOP 98-5, the Company was amortizing these costs over a five year period.

         COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Loss". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net loss. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management does not believe the adoption of SFAS No. 133 will have a significant effect on the Company's earnings or financial position.


NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:


                                                                 GROSS           GROSS
                                             AMORTIZED        UNREALIZED       UNREALIZED            FAIR
                                                COST             GAINS           LOSSES             VALUE
                                           ---------------   --------------   --------------    ---------------
         SECURITIES AVAILABLE-FOR-SALE
            DECEMBER 31, 1998:
            U. S. GOVERNMENT AND
               AGENCY SECURITIES             $3,996,961         $11,559            $--             $4,008,520
                                             ==========         =======            ===             ==========

         There were no sales of securities during 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2.  SECURITIES (CONTINUED)

         The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below.

                                                                              SECURITIES AVAILABLE-FOR-SALE
                                                                              -----------------------------
                                                                               AMORTIZED            FAIR
                                                                                  COST             VALUE
                                                                               ----------        ----------
         Due from one year to five years                                       $3,996,961        $4,008,520
                                                                               ==========        ==========

         Securities with a carrying value of $500,000 at December 31, 1998 were pledged to secure public deposits and for other purposes.


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                                                                 DECEMBER 31,
                                                            1998               1997
                                                        -----------        ----------
         Commercial                                     $ 7,275,141        $  164,450
         Commercial loans secured by real estate          1,606,074           525,150
         Construction loans secured by real estate       13,307,286           806,590
         Consumer instalment and other                    2,361,648           416,876
                                                        -----------        ----------
                                                         24,550,149         1,913,066
         Deferred fees                                     (110,286)          (42,597)
         Allowance for loan losses                         (372,683)          (28,696)
                                                        -----------        ----------
         Loans, net                                     $24,067,180        $1,841,773
                                                        ===========        ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

         Changes in the allowance for loan losses are as follows:

                                                                 DECEMBER 31,
                                                                 ------------
                                                              1998          1997
                                                            --------      -------
         BALANCE, BEGINNING OF YEAR                         $ 28,696      $    --
            Provision for loan losses                        343,987       28,696
            Loans charged off                                     --           --
            Recoveries of loans previously charged off            --           --
                                                            --------      -------
         BALANCE, END OF YEAR                               $372,683      $28,696
                                                            ========      =======

         Management has identified no amounts of impaired loans as defined by SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan").

         The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

         BALANCE, BEGINNING OF YEAR                   $       --
            Advances                                   2,412,501
            Repayments                                  (126,859)
                                                      ----------
         BALANCE, END OF YEAR                         $2,285,642
                                                      ==========


NOTE 4.  EQUIPMENT

         Equipment is summarized as follows:

                                                      DECEMBER 31,
                                                      ------------
                                                   1998           1997
                                                 --------       --------
         Equipment                               $734,712       $144,319
         Accumulated depreciation                (122,546)        (5,226)
                                                 --------       --------
                                                 $612,166       $139,093
                                                 ========       ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5.  DEPOSITS

         At December 31, 1998, scheduled maturities of time deposits are as follows:

         1999                                  $9,231,237
         2000                                      38,521
         2001                                          --
         2002                                      25,000
         2003                                     118,771
                                               ----------
                                               $9,413,529
                                               ==========

         At December 31, 1998, the Company had related party deposits of $2,549,876.


NOTE 6.  INCOME TAXES

         Income tax expense consists of the following:

                                                   DECEMBER 31,
                                                   ------------
                                               1998            1997
                                            ---------       ---------

         Current                            $ (65,289)      $ (60,233)
         Deferred                            (107,012)       (173,651)
         Change in valuation allowance        172,301         233,884
                                            ---------       ---------
         Income tax expense                 $      --       $      --
                                            =========       =========

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                 DECEMBER 31,
                                             ---------------------------------------------------
                                                       1998                        1997
                                             ----------------------       ----------------------
                                               AMOUNT       PERCENT         AMOUNT       PERCENT
                                             ---------      -------       ---------      -------
         Income taxes at statutory rate      $(172,641)      (34)%        $(233,884)      (34)%
         Change in valuation allowance         172,301        34            233,884        34
         Other                                     340        --                 --        --
                                             ---------       ---          ---------       ---
         Income tax expense                  $      --        --%          $     --        --%
                                             =========       ===          =========       ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6.  INCOME TAXES (CONTINUED)

         The components of deferred income taxes are as follows:

                                                            DECEMBER 31,
                                                     -------------------------
                                                        1998            1997
                                                     ---------       ---------
         Deferred tax assets:
           Loan loss reserves                        $  88,310       $      --
           Loan fees                                    37,497       $  14,483
           Preopening and organization expenses        245,344         252,222
           Net operating loss carryforward             125,522          60,233
           Other                                           102             342
                                                     ---------       ---------
                                                       496,775         327,280

         Valuation allowance                          (483,358)       (314,987)
                                                     ---------       ---------
                                                        13,417          12,293
                                                     ---------       ---------

         Deferred tax liabilities:
           Depreciation                                  9,487             852
           Loan loss reserves                               --          11,441
           Securities available-for-sale                 3,930              --
                                                     ---------       ---------
                                                        13,417          12,293
                                                     ---------       ---------

         Net deferred taxes                          $      --       $      --
                                                     =========       =========

         At December 31, 1998, the Company has available net operating loss carryforwards of $369,182 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2007.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7.  RELATED PARTY TRANSACTIONS AND LEASES (CONTINUED)

         The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The lease agreement also requires the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitment under this lease at December 31, 1998 is due as follows:

         During the next five years                                  $1,194,150
         During the remaining term of the lease                       2,328,593
                                                                     ----------
                                                                     $3,522,743
                                                                     ==========

         Total rental expense is summarized as follows:

                                                      DECEMBER 31,
                                                 ----------------------
                                                   1998          1997
                                                 --------      --------

         GBC Properties, LLC                     $ 59,708      $     --
         Other third parties                       58,293        43,902
                                                 --------      --------
                                                 $118,001      $ 43,902
                                                 ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8.  STOCK OPTIONS

         The Company has reserved 180,000 shares of common stock for issuance to key employees and directors under an incentive stock option plan. These options granted in 1998 are exercisable at a price of $10 and expire ten years from the grant date.

         Other pertinent information related to the options is as follows:

                                                                            DECEMBER 31,
                                                          -----------------------------------------------
                                                                 1998                         1997
                                                          --------------------      ---------------------
                                                                      WEIGHTED-                 WEIGHTED-
                                                                      AVERAGE                    AVERAGE
                                                                      EXERCISE                  EXERCISE
                                                          NUMBER       PRICE        NUMBER       PRICE
                                                          ------       -----        ------       -----
         Under option, beginning of year                      --      $   --            --         $--
            Granted                                       60,000       10.00            --          --
            Exercised                                         --          --            --          --
            Terminated                                        --          --            --          --
                                                          ------                     -----
         Under option and exercisable, end of year        60,000       10.00            --          --
                                                          ======                     =====

         Weighted average remaining contractual life          10                        --
                                                          ======                     =====

         Weighted average fair value of
            options granted during the year               $ 3.97                     $  --
                                                          ======                     =====

         As permitted by SFAS No. 123, ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). As allowed by APB Opinion No. 25, the Company recognized no compensation cost for stock-based employee compensation awards for the year ended December 31, 1998. If the Company had recognized compensation cost in accordance with SFAS No. 123, net loss and losses per share would have been increased as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8.  STOCK OPTIONS (CONTINUED)

                                                          DECEMBER 31, 1998
                                                      ---------------------------
                                                                     BASIC AND
                                                                   DILUTED LOSSES
                                                       NET LOSS      PER SHARE
         As reported                                  $(507,768)      $(0.53)
         Stock-based compensation,
            net of related tax effect                  (157,145)       (0.16)
                                                      ---------       ------
         As adjusted                                  $(664,913)      $(0.69)
                                                      =========       ======

         The fair value of the options granted during the year was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:

         Risk-free interest rate                                                  5.12%
         Expected life of the options                                          10 Years
         Expected dividends (as a percent of the fair value of the stock)            0%
         Volatility                                                                  0%

NOTE 9.  LOSSES PER COMMON SHARE

         The following is a reconciliation of net loss and weighted-average shares outstanding used in determining basic and diluted losses per common share:

                                                                   YEAR ENDED DECEMBER 31, 1998
                                                                   ----------------------------
                                                              NET        WEIGHTED-AVERAGE    PER SHARE
                                                              LOSS            SHARES          AMOUNT
                                                              ----            ------          ------
         BASIC LOSSES PER COMMON SHARE                     $(507,768)        958,080          $(0.53)
                                                                                              ======
         EFFECT OF DILUTIVE SECURITIES
            Stock options                                         --              --              --
                                                           ---------         -------
         DILUTED LOSSES PER COMMON SHARE                   $(507,768)        958,080          $(0.53)
                                                           =========         =======          ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 9.  LOSSES PER COMMON SHARE (CONTINUED)

         Because the exercise price of the stock options approximate the fair value of the Company's common stock, the stock options have no dilutive effect.

         For the year ended December 31, 1997, the weighted-average shares outstanding was 161,450. The Company had no dilutive securities in 1997.


NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               1998             1997
                                                           -----------      -----------
         Letters of credit                                 $    26,605      $        --
         Commitments to extend credit                       16,080,774        3,366,000
                                                           -----------      -----------
                                                           $16,107,379      $ 3,366,000
                                                           ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

         YEAR 2000 DISCLOSURES

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that; (1) failure of any of the Company's systems will not have a material impact on operations, or (2) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 11. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Gwinnett County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

         Sixty-one percent the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
         Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $2,025,000.


NOTE 12. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, no dividends could be declared without regulatory approval.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12. REGULATORY MATTERS (CONTINUED)

         As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                    TO BE WELL
                                                                              FOR CAPITAL       CAPITALIZED UNDER
                                                                                ADEQUACY        PROMPT CORRECTIVE
                                                        ACTUAL                  PURPOSES        ACTION PROVISIONS
                                                  ----------------------------------------------------------------
                                                  AMOUNT       RATIO       AMOUNT    RATIO      AMOUNT       RATIO
                                                  ------       -----       ------    -----      ------       -----
                                                                               (DOLLARS IN THOUSANDS)
                                                  ----------------------------------------------------------------
         DECEMBER 31, 1998:
         TOTAL CAPITAL (TO RISK WEIGHTED
         ASSETS):
            CONSOLIDATED                          $8,365      32.50%       $2,060      8%       $2,574        10%
            BANK                                  $8,040      31.24%       $2,060      8%       $2,574        10%
         TIER I CAPITAL (TO RISK WEIGHTED
         ASSETS):
            CONSOLIDATED                          $8,043      31.25%       $1,030      4%       $1,545         6%
            BANK                                  $7,718      29.99%       $1,030      4%       $1,545         6%
         TIER I CAPITAL (TO AVERAGE ASSETS):
            CONSOLIDATED                          $8,043      25.77%       $1,249      4%       $1,561         5%
            BANK                                  $7,718      24.73%       $1,249      4%       $1,561         5%

         DECEMBER 31, 1997:
         Total Capital (to Risk Weighted
         Assets):
            Consolidated                          $8,413     201.41%       $  335      8%       $  418        10%
            Bank                                  $8,052     192.77%       $  335      8%       $  418        10%
         Tier I Capital (to Risk Weighted
         Assets):
            Consolidated                          $8,384     200.72%       $  168      4%       $  251         6%
            Bank                                  $8,023     192.08%       $  168      4%       $  251         6%
         Tier I Capital (to Average Assets):
            Consolidated                          $8,384     109.11%       $  308      4%       $  385         5%
            Bank                                  $8,023     104.41%       $  308      4%       $  385         5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD:

         The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

         AVAILABLE-FOR-SALE SECURITIES:

         Fair values for securities are based on available quoted market prices.

         LOANS:

         For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

         DEPOSITS:

         The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

         The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                     DECEMBER 31, 1998                DECEMBER 31, 1997
                                                     -----------------                -----------------
                                               CARRYING          FAIR            CARRYING          FAIR
                                                AMOUNT           VALUE            AMOUNT           VALUE
                                                ------           -----            ------           -----
         FINANCIAL ASSETS:
            Cash, due from banks,
               and Federal funds sold        $ 4,340,046      $ 4,340,046      $10,659,117      $10,659,117
            Securities available-for-sale      4,008,520        4,008,520               --               --
            Loans                             24,067,180       24,540,036        1,841,773        1,884,653
            Accrued interest receivable          258,190          258,190           17,677           17,677

         FINANCIAL LIABILITIES:
            Deposits                          25,007,527       25,084,466        4,271,642        4,267,973
            Accrued interest payable             201,499          201,499            4,953            4,953

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating income and expenses in excess of 1% of total revenue for the year ended December 31, 1998 are as follows:

         Other operating income:
            Mortgage origination fees                       $ 39,793
         Other operating expenses:
            Telephone                                         31,202
            Office supplies                                   49,385
            Professional and consulting                      107,274
            Data processing                                   67,152

NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of operations and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 1998 and 1997:

                            CONDENSED BALANCE SHEETS

                                                                     1998            1997
                                                                 ----------      ----------
         ASSETS
            Cash                                                 $  329,372      $  361,121
            Investment in subsidiary                              7,729,894       8,116,840
            Other assets                                                 --          72,514
                                                                 ----------      ----------

               Total assets                                      $8,059,266      $8,550,475
                                                                 ==========      ==========

         LIABILITIES                                             $    5,000      $       --
         STOCKHOLDERS' EQUITY                                     8,054,266       8,550,475
                                                                 ----------      ----------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,059,266      $8,550,475
                                                                 ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                1998            1997
                                                              ---------       ---------
         EXPENSES
            Salaries and employee benefits                    $      --       $  21,804
            Write-off/amortization of organization costs         72,514           3,148
            Other expenses                                       36,749          18,320
                                                              ---------       ---------
                TOTAL EXPENSES                                  109,263          43,272
                                                              ---------       ---------

                LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARY       (109,263)        (43,272)

         EQUITY IN LOSS OF SUBSIDIARY                          (398,505)       (644,622)
                                                              ---------       ---------

                 NET LOSS                                     $(507,768)      $(687,894)
                                                              =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               1998               1997
                                                                            ---------         -----------
         OPERATING ACTIVITIES
            Net loss                                                        $(507,768)        $  (687,894)
            Adjustments to reconcile net loss to net
               cash provided by (used in) operating activities:
               Write-off/amortization of organization costs                    72,514               3,148
               Loss of subsidiary                                             398,505             644,622
               Other operating activities                                       5,000             311,318
                                                                            ---------         -----------

                   Net cash provided by (used in) operating activities        (31,749)            271,194
                                                                            ---------         -----------

         INVESTING ACTIVITIES
            Investment in subsidiary                                               --          (9,000,000)
                                                                            ---------         -----------

                 Net cash used in investing activities                             --          (9,000,000)
                                                                            ---------         -----------

         FINANCING ACTIVITIES
            Net repayment of other borrowings                                      --            (386,980)
            Net proceeds from sale of common stock                                 --           9,476,107
                                                                            ---------         -----------

                   Net cash provided by financing activities                       --           9,089,127
                                                                            ---------         -----------

         Net increase (decrease) in cash                                      (31,749)            360,321

         Cash at beginning of year                                            361,121                 800
                                                                            ---------         -----------

         Cash at end of year                                                $ 329,372         $   361,121
                                                                            =========         ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the current members of the Board of Directors of the Company and the Bank, and senior and executive officers for the Company and the Bank (a) their names, addresses and ages at December 31, 1998, (b) the positions they hold in the Company and the Bank, if any, and (c) the year first elected as a Director.


                                                                                        YEAR FIRST
                                                                                        ELECTED AS
          NAME                    AGE          POSITION                                 A DIRECTOR
------------------------          ---          --------                                 ----------
                                               HELD
                                               ----

Larry D. Key                      53           President, Chief                            1996
                                               Executive Officer
                                               and Chairman of
                                               the Company and
                                               the Bank
John T. Hopkins III               57           Executive Vice
                                               President, Chief
                                               Financial Officer,
                                               Secretary and
                                               Treasurer of the
                                               Company and the
                                               Bank
Michael A. Roy                    54           Executive Vice
                                               President and
                                               Chief Credit
                                               Officer of the Bank
Paul C. Birkhead                  54           Senior Vice
                                               President  and
                                               Commercial Loan
                                               Officer of the Bank

                                                                                    YEAR FIRST
                                                                                    ELECTED AS
          NAME                    AGE          POSITION                             A DIRECTOR
------------------------          ---          --------                             ----------
                                               HELD
                                               ----

Michael L. Couch                  38           Senior Vice
                                               President
Marcia N. Watkins                 53           Senior Vice
                                               President and
                                               Chief Operations
                                               Officer of the Bank
James B. Ballard                  54           Director of the                         1996
                                               Company and the
                                               Bank
Jerry M. Boles                    58           Director of the                         1996
                                               Company and the
                                               Bank
W. H. Britt                       60           Director of the                         1996
                                               Company and the
                                               Bank
Richard F. Combs                  51           Director of the                         1997
                                               Company and the
                                               Bank
William G. Hayes                  60           Director of the                         1997
                                               Company and the
                                               Bank
Douglas A. Langley                41           Director of the                         1997
                                               Company and the
                                               Bank
Norris J. Nash                    71           Director of the                         1996
                                               Company and the
                                               Bank
J. Joseph Powell                  55           Director of the                         1997
                                               Company and the
                                               Bank

                                                                                        YEAR FIRST
                                                                                        ELECTED AS
          NAME                    AGE          POSITION                                 A DIRECTOR
------------------------          ---          --------                                 ----------
                                               HELD
                                               ----

William S. Stanton,               44           Director of the                             1996
Jr.                                            Company and the
                                               Bank

BIOGRAPHIES


         JAMES B. BALLARD has been a member of the Board of Directors of the Company since 1996. Mr. Ballard was the Chief Executive Officer, founder, and a member of the board of directors from 1972 until January 1996 of Spartan Constructors, Inc., an industrial contractor serving the continental United States as well as the international market. Mr. Ballard currently serves as President and Chief Executive Officer of The Spartan Group, an industrial contractor serving the continental United State.

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

         JERRY M. BOLES has been a member of the Board of Directors of the Company since 1996. Mr. Boles has been in the wholesale automotive after-market for 35 years. Mr. Boles is owner and President of Boles Parts Supply, Inc., which was founded in 1964, with headquarters in Atlanta, Georgia and distribution warehouses in Oklahoma City, Oklahoma; Tappahannock, Virginia and Dahlonega, Georgia.,

         W. H. BRITT has been a member of the Board of Directors of the Company since 1996. Mr. Britt has been an active businessman in the Gwinnett County area, since 1975. He is the founder and owner of H & H Truck and Tractor, Inc., an equipment sales company, and W. H. Britt and Associates, Inc., a real estate brokerage and development company. Mr. Britt was an organizer of Gwinnett County Bank (Heritage Bank) in 1972 and served as a director until 1987 when the bank was sold.

         RICHARD F. COMBS has been a member of the Board of Directors of the Company since 1997. Mr. Combs is the Founder and President of Pureflow Ultraviolet, Inc., a company specializing in ultraviolet disinfecting equipment, parts and services to industrial clients since 1978.

         MICHAEL L. COUCH has served as Senior Vice President of the Bank since February 1998. Prior to February 1998, Mr. Couch served as Senior Vice President of Construction Lending for Colonial Bank. Colonial Bank acquired Commercial Bank of Georgia in 1996. Mr. Couch served as Senior Vice President of Commercial Bank of Georgia from 1988 until the merger with Colonial Bank in 1996.

         WILLIAM G. HAYES has been a member of the Board of Directors of the Company since 1997. Mr. Hayes is President and Chairman of Hayes, James and Associates, an engineering and survey company based in Lawrenceville, Georgia. Mr. Hayes was a director of the First National Bank of Gwinnett from 1984 to 1986.

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

         LARRY D. KEY has been a member of the Board of Directors of the Company since 1996. Mr. Key was the Executive Vice President and Chief Lending Officer of Commercial Bank of Georgia from the merger of Commercial Bank of Georgia and Commercial Bank of Gwinnett in March 1995 until he resigned in July 1996 to participate in the organizing group of the Company and the Bank. Mr. Key served as President and Chief Executive Officer of the former Commercial Bank of Georgia from 1994 until merger. He served as Executive Vice President and Chief Credit Officer of the former Commercial Bank of Georgia from 1992 until 1994. Mr. Key was senior Vice President from the opening of the former Commercial Bank of Georgia in 1988 until 1992. He was Group Vice President and an advisory director of Heritage Bank from 1984 until 1987. Mr. Key managed Moores Building Center, Inc. in Dahlonega, Georgia from 1987 to 1988. Mr. Key served as a director of Commercial Bancorp of Georgia, Inc. and Commercial Bank of Georgia from their initial organization in 1988 until July 1996.

         DOUGLAS A. LANGLEY has been a member of the Board of Directors of the Company since 1997. Mr. Langley has been a managing partner of Ashworth and Associates, a CPA firm in Tucker and Lawrenceville, Georgia, since 1977.

         NORRIS J. NASH has been a member of the Board of Directors of the Company since 1996. Mr. Nash is the President of Metropolitan Land Development and Investment Corporation and Gwinnett-DeKalb, Inc. He has been a real estate developer since 1962. Mr. Nash has served as director of the former Gwinnett County Bank, and on the Advisory Board of Wachovia Bank of Georgia, N.A. Mr. Nash was a member of the House of Representatives for Gwinnett County, District 22, Post #1 from 1967 to 1969.

         J. JOSEPH POWELL has been a member of the Board of Directors of the Company since 1997. Mr. Powell has been President of Joe Powell and Associates, Inc. since 1971 representing Liebert Corporation, provider of mechanical equipment for computer operations.

         MICHAEL A. ROY has served as an Assistant Director and a Field Manager with the Office of Thrift Supervision in Atlanta, Georgia, from 1988 through 1997 when he resigned to join the Bank. Prior to that time, he was Vice President and Senior Lender at Capital-Union Savings, FA in Baton Rouge, Louisiana for three years and was Executive Vice President and Director at Citizens Savings and Loan Association in Baton Rouge, Louisiana for eight years.

         WILLIAM S. STANTON, JR. has been a member of the Board of Directors of the Company since 1996. Mr. Stanton is President of Print Direction, Inc. and Atlanta Screen Print, Inc. Mr. Stanton has served as President of Print Direction since its inception in 1984 and Atlanta Screen Print since 1988. He was an Account Representative with Xerox Corporation from 1977 to 1981.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides information with respect to the annual compensation for services in all capacities to the Company from the Company's organization on August 21, 1996 through the fiscal year ended December 31, 1998 for the Chief Executive Officer. No other officer of the Company earned more than $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE


                                                                     ANNUAL                   LONG-TERM
                                                                COMPENSATION (1)            COMPENSATION
                                                             -----------------------        ------------
                                                                                               AWARDS
                                                                                               ------
                NAME AND                                                                  SECURITIES UNDER-
           PRINCIPAL POSITION                  YEAR            SALARY          BONUS         LYING OPTIONS
--------------------------------------       --------        ---------         -----      -----------------
Larry D. Key                                   1998          $ 130,000            --             6,000
President, Chief Executive Officer             1997          $ 130,000            --                --
and Chairman                                   1996          $  46,945            --                --



-------------

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

STOCK OPTIONS GRANTS AND YEAR END VALUES

                       OPTION GRANTS IN LAST FISCAL YEAR





                                                                             INDIVIDUAL GRANTS
                                                        -----------------------------------------------------------
                             NUMBER OF                  PERCENT OF TOTAL
                             SECURITIES UNDER-          OPTIONS GRANTED               EXERCISE OF
                             LYING OPTIONS              TO EMPLOYEES IN               BASE PRICE         EXPIRATION
NAME                         GRANTED(1)                 FISCAL YEAR                   PER SHARE          DATE
----                         -----------------          ----------------              -----------        ----------

Larry D. Key                 6,000                      10%                           $ 10.00            12/14/2008


-------------

(1) Options granted to Mr. Key were incentive options and were granted at an exercise price of not less than fair market value on the date of grant, as determined by the Board of Directors. The options granted to Mr. Key are fully vested and expire 10 years after the date of grant.

         No options were exercised by Mr. Key in 1998.

                       AGGREGATES/YEAR-END OPTION VALUES


                                      NUMBER OF SECURITIES              VALUE OF UNEXERCISABLE
                                      UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
               NAME                   OPTIONS AT YEAR-END(1)                   AT YEAR-END(1)
------------------------------        ----------------------            ----------------------

Larry D. Key                                 6,000                                  --


------------

(1) There was no public trading market for the common stock as of December 31, 1998. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of our common stock underlying the option as of December 31, 1998 ($10.00 per share) and the exercise price per share payable upon exercise of such options ($10.00 per share). In determining the fair market value of our common stock, the Board of Directors considered various factors, including our financial condition and business prospects, our operating results and the absence of a market for our common stock. All options granted to Mr. Key are currently exercisable.

EMPLOYEE BENEFIT PLANS

         1998 Stock Option Plan. On December 15, 1998, the Board of Directors adopted the 1998 Option Plan of GBC Bancorp, Inc. (the "1998 Option Plan"). The 1998 Option Plan will be submitted to the shareholders for approval at the next annual meeting of the shareholders. Under the 1998 Option Plan, the Board of Directors, or the Compensation Committee of the Board of Directors, has the flexibility to determine the type and amount of awards to be granted to eligible participants. The 1998 Option Plan is intended to secure for the Company and its shareholders the benefits arising from ownership of the Common Stock by individuals employed or retained by the Company or the Bank who will be responsible for the future growth of the enterprise. The 1998 Option Plan is designed to help attract and retain superior personnel for positions of substantial responsibility with the Company and the Bank (including advisory relationships where appropriate), and to provide individuals with an additional incentive to contribute to the Company's success.

         The Board or the Compensation Committee may make the following types of grants under the 1998 Option Plan, each of which will be an "Award": (i) incentive stock options ("ISOs") and (ii) nonqualified stock options ("NSOs"). The officers, key employees, employee directors, consultants and other independent contractors or agents of the Company or the Bank who are responsible for or contribute to the management growth or profitability of the Company's business will be eligible for selection by the Board of Directors or the Compensation Committee to participate in the 1998 Option Plan, provided, however, that ISOs may be granted only to a person employed by the Bank or Company.

         The Georgia Department has placed certain restrictions on the award of options under the 1998 Option Plan. In particular, any option granted under the 1998 Option Plan may be subject to accelerated exercise or forfeiture if the Bank's Tier 1 leverage capital falls below certain minimum regulatory requirements. Additionally, since the Georgia Department must grant prior approval to any shareholder (including the shareholder's spouse and children) before a shareholder may own more than twenty percent (20%) of the Company's outstanding stock, the exercise of options may be limited by the Georgia Department. These restrictions may be lifted in the future by the Georgia Department.

         The Company has authorized and reserved for issuance an aggregate of 180,000 shares of our common stock under the 1998 Option Plan. The shares of common stock issuable under the 1998 Option Plan are authorized but unissued shares. If any of the Awards granted under the 1998 Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited Awards will again be available for purposes of the 1998 Option Plan. The 1998 Option Plan will continue in effect until December 14, 2008 unless sooner terminated under the general provisions of the 1998 Option Plan.

         The 1998 Option Plan is administered by the Board of Directors or upon its delegation to the Compensation Committee of the Board of Directors, by the Compensation Committee, consisting of not less than two directors who are "non-employee directors" (within the meaning of SEC Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934, as amended). Subject to the foregoing limitations, as applicable, the Board of Directors may from time to time remove members from the Compensation Committee, fill all vacancies on the Compensation Committee, however caused, and may select one of the members of the Compensation Committee as its chairman. The Compensation Committee may hold meetings at such times and places as they may determine, will keep minutes of their meetings, and may adopt, amend and revoke rules and procedures in accordance with the terms of the 1998 Option Plan.

COMPENSATION OF DIRECTORS

         The Conditions provide that the directors and committee members of the Bank will not receive any fees, bonuses, or other payments until the Bank earns a cumulative profit. On December 15, 1998, the Company granted nonqualified stock options to members of the Board of Directors of the Company to purchase an aggregate of 43,000 shares at an exercise price of $10.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock as of March 31, 1999, by each director and the Chief Executive Officer of the Company, and all directors and the Chief Executive Officer of the Company as a group. No person known by the Company beneficially owns more than 5% of the Common Stock of the Company. The information in this table was based in part on information supplied by the named individuals.

                                                  NUMBER OF SHARES
                                                  OF COMMON STOCK
                                                  BENEFICIALLY                      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER              OWNED(1)                          OWNERSHIP
------------------------------------              ----------------------            ---------

Larry D. Key (2)
3300 Jim Moore Road
Dacula, Georgia 30019                                    23,173                       2.29%

James B. Ballard (3)
2400 Bagley Road
Cumming, Georgia 30040                                   48,406                       4.79%

Jerry M. Boles (4)
Boles Parts Supply, Inc.
1057 Boulevard, S.E.
Atlanta, Georgia 30312                                   31,700                       3.14%

W. H. Britt (5)
W. H. Britt & Associates, Inc.
535 Grayson Parkway
Grayson, Georgia 30221                                   20,337                       2.01%

Richard F. Combs (6)
Pureflow Ultraviolet, Inc.
1750 Spectrum Drive
Lawrenceville, Georgia  30043                            24,761                       2.45%

William G. Hayes (7)
Hayes, James & Associates
3005 Breckenridge Boulevard, Suite 200
Duluth, Georgia  30096                                    6,000                          *

Douglas A. Langley (8)
Ashworth & Associates
270 Constitution Boulevard
Lawrenceville, Georgia  30045                            24,900                       2.47%

Norris J. Nash (9)
Gwinnett DeKalb Realty, Inc.
4830 Lawrenceville Highway
Lilburn, Georgia  30047                                  29,385                       2.91%

                                                  NUMBER OF SHARES
                                                  OF COMMON STOCK
                                                  BENEFICIALLY                      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER              OWNED(1)                          OWNERSHIP
------------------------------------              ----------------------            ---------

J. Joseph Powell (10)
Joe Powell & Associates
500 Miller Court
Norcross, Georgia  30071                                  28,900                       2.86%

William S. Stanton, Jr. (11)
Print Direction, Inc.
1455 Oakbrook Drive
Norcross, Georgia  30093                                  45,110                       4.47%
                                                         -------                      -----
ALL DIRECTORS AND OFFICER AS A GROUP (15                 331,948                      32.86%
PERSONS)                                                 =======                      =====


----------------
*        Represents less than one percent (1%) of the shares outstanding.
(1) On a fully-diluted basis, except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished by the named persons and based upon "beneficial ownership" concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days.
(2) Includes 663 shares owned by Mr. Key's wife and options to purchase 6,000 shares of the Company's common stock.
(3) Includes 5,000 shares owned by Mr. Ballard's son, 5,000 shares owned by a company that Mr. Ballard controls, and options to purchase 6,700 shares of the Company's common stock.
(4) Includes options to purchase 6,700 shares of the Company's common stock
(5) Includes 1,500 shares owned by Mr. Britt's children and options to purchase 5,000 shares of the Company's common stock.
(6) Includes 1,000 shares owned by Mr. Combs' wife, and options to purchase 3,400 shares of the Company's common stock.
(7) Includes 2,500 shares owned by a company that Mr. Hayes controls, and options to purchase 1,000 shares of the Company's common stock.

(8) Includes 1,000 shares owned by Mr. Langley's wife, 20,000 shares held by the Ashworth & Associates, P.C. Profit Sharing Plan in which Mr. Langley is the Trustee, and options to purchase 3,900 shares of the Company's common stock.
(9) Includes 2,500 shares owned by a company that Mr. Nash controls, and options to purchase 6,700 shares of the Company's common stock.
(10) Includes 1,000 shares owned by Mr. Powell's son, and options to purchase 3,900 shares of the Company's common stock.
(11) Includes 15,400 shares owned by a company that Mr. Stanton controls and options to purchase 5,700 shares of the Company's common stock.

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

         On March 17, 1998, the Bank entered into a Lease Agreement with GBC LLC to lease the Permanent Premises. Most of the members of GBC LLC are directors and officers of the Company and the Bank. The Permanent Premises lease rate is market rental value established by two MAI appraisals and, therefore, management believes is as favorable as rates that would be obtained from an unaffiliated third party. In addition, for the period during which Permanent Premises were being constructed, the Bank leased a temporary modular office and a temporary operations and administrative office from independent third parties and real estate for the banking facility from GBC LLC.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         Exhibit
         Number                     Description
         -------                    -----------
          3.1              Articles of Incorporation of the Company, as amended
                           (filed as Exhibit 3.1 to the Registration Statement
                           on Form SB-2, as amended (Registration No.
                           333-19081)).
          3.2              Bylaws of the Company (filed as Exhibit 3.2 to the
                           Registration Statement on Form SB-2, as amended
                           (Registration No. 333-19081)).
          4.1              Specimen Common Stock Certificate (filed as Exhibit
                           4.2 to the Registration Statement on Form SB-2, as
                           amended (Registration No. 333-19081)).
         10.1              Escrow Agreement between the Registrant and Columbus
                           Bank and Trust Company (filed as Exhibit 10.1 to the
                           Registration Statement on Form SB-2, as amended
                           (Registration No. 333-19081)).
         10.2              Line of Credit Promissory Note in the amount of
                           $500,000 having Registrant as Maker and Gwinnett
                           Banking Company GBC LLC as Holder (filed as Exhibit
                           10.2 to the Registration Statement on Form SB-2, as
                           amended (Registration No. 333-19081)).
         10.3              Provesa, Inc. Data Processing Agreement (filed as Exhibit
                           10.3 to the Registration Statement on Form SB-2, as
                           amended (Registration No. 333- 19081)).
         10.4              Real Estate Commercial Lease Contract dated as of
                           March 17, 1998, by and between GBC Properties, LLC
                           and Gwinnett Banking Company (filed as Exhibit 10.4
                           to the Form 10-KSB for the year ended December 31,
                           1997).
         10.5              1998 Stock Option Plan of GBC Bancorp, Inc.
         21.1              Subsidiaries of the Registrant (filed as Exhibit
                           21.1 to the Registration Statement on Form SB-2, as
                           amended (Registration No. 333-19081)).
         27                Financial Data Schedule.
         99.1              Proxy Materials and Proxy for 1998 Annual Shareholders
                           Meeting

(b)      Reports on Form 8-K filed in the fourth quarter of 1997:  None.

                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS

         The Registrant has not sent to its security holders any annual report covering the Registrant's last fiscal year.

The proxy statement, form of proxy or other proxy soliciting material with respect to the 1998 annual or other meeting of shareholders is filed herewith as Exhibit 99.1.

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

                                          Date: March 30, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


           Signature                               Title                          Date
-------------------------------         ---------------------------         ---------------

/s/ Larry D. Key                        President, Chief Executive          March 30, 1999
-------------------------------         Officer and Chairman of the
Larry D. Key                            Company and the Bank

/s/ John T. Hopkins III                 Executive Vice President,           March 30, 1999
-------------------------------         Chief Financial Officer,
John T. Hopkins III                     Secretary and Treasurer of
                                        the Company and the Bank

/s/ James B. Ballard                    Director of the Company and         March 30, 1999
-------------------------------         the Bank
James B. Ballard

/s/ Jerry M. Boles                      Director of the Company and         March 30, 1999
-------------------------------         the Bank
Jerry M. Boles

/s/ W. H. Britt                         Director of the Company and         March 30, 1999
-------------------------------         the Bank
W. H. Britt

/s/ Richard F. Combs                    Director of the Company and         March 30, 1999
-------------------------------         the Bank
Richard F. Combs

/s/ William G. Hayes                    Director of the Company and         March 30, 1999
-------------------------------         the Bank
William G. Hayes

/s/ Douglas A. Langley                  Director of the Company and         March 30, 1999
-------------------------------         the Bank
Douglas A. Langley

/s/ Norris J. Nash                      Director of the Company and         March 30, 1999
-------------------------------         the Bank
Norris J. Nash

/s/ J. Joseph Powell                    Director of the Company and         March 30, 1999
-------------------------------         the Bank
J. Joseph Powell

/s/ William S. Stanton, Jr.             Director of the Company and         March 30, 1999
-------------------------------         the Bank
William S. Stanton, Jr.

                                 EXHIBIT INDEX


         Exhibit
         Number                     Description
         -------                    -----------

          3.1              Articles of Incorporation of the Company, as amended
                           (filed as Exhibit 3.1 to the Registration Statement
                           on Form SB-2, as amended (Registration No.
                           333-19081)).
          3.2              Bylaws of the Company (filed as Exhibit 3.2 to the
                           Registration Statement on Form SB-2, as amended
                           (Registration No. 333-19081)).
          4.1              Specimen Common Stock Certificate (filed as Exhibit
                           4.2 to the Registration Statement on Form SB-2, as
                           amended (Registration No. 333-19081)).
         10.1              Escrow Agreement between the Registrant and Columbus
                           Bank and Trust Company (filed as Exhibit 10.1 to the
                           Registration Statement on Form SB-2, as amended
                           (Registration No. 333-19081)).
         10.2              Line of Credit Promissory Note in the amount of
                           $500,000 having Registrant as Maker and Gwinnett
                           Banking Company GBC LLC as Holder (filed as Exhibit
                           10.2 to the Registration Statement on Form SB-2, as
                           amended (Registration No. 333-19081)).
         10.3              Provesa, Inc. Data Processing Agreement (filed as
                           Exhibit 10.3 to the Registration Statement on Form
                           SB-2, as amended (Registration No. 333- 19081)).
         10.4              Real Estate Commercial Lease Contract dated as of
                           March 17, 1998, by and between GBC Properties, LLC
                           and Gwinnett Banking Company (filed as Exhibit 10.4
                           to the Form 10-KSB for the year ended December 31,
                           1997).
         10.5              1998 Stock Option Plan of GBC Bancorp, Inc.
         21.1              Subsidiaries of the Registrant (filed as Exhibit
                           21.1 to the Registration Statement on Form SB-2, as
                           amended (Registration No. 333-19081)).
         27                Financial Data Schedule.
         99.1              Proxy Materials and Proxy for 1998 Annual Shareholders
                           Meeting