Form 10QSB
period 1999-03-31
GBC BANCORP INC
filed 1999-05-14
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended      MARCH 31, 1999
                                        -----------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                                 58-2265327
-------------------------------                               ----------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                                  Identification No.)

                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
Yes               No
    ---              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 950,080; $1 par value

Transitional Small Business Disclosure Format (Check One)  Yes        No  X
                                                               ---       ---

                        GBC BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                      INDEX


                                                                                                                        PAGE
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - MARCH 31, 1999..........................................................3

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      COMPREHENSIVE LOSS - THREE MONTHS ENDED
                      MARCH 31, 1999 AND 1998.............................................................................4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                      MONTHS ENDED MARCH 31, 1999 AND 1998................................................................5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................7


PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................13

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................13

                  SIGNATURES.............................................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS

Cash and due from banks                                           $ 1,754,982
Federal funds sold                                                  4,270,000
Securities available-for-sale, at fair value                        4,044,883

Loans                                                              28,493,698
Less allowance for loan losses                                        445,029
                                                                  -----------
          Loans, net                                               28,048,669
                                                                  -----------

Equipment                                                             596,324
Other assets                                                          302,995
                                                                  -----------

                                                                  $39,017,853
                                                                  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                    $ 5,540,939
    Interest-bearing demand                                         7,373,020
    Savings                                                         4,302,417
    Time                                                           13,604,641
                                                                  -----------
          Total deposits                                           30,821,017
Other liabilities                                                     175,888
                                                                  -----------
          Total liabilities                                        30,996,905
                                                                  -----------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
        950,080 shares issued and outstanding                         950,080
    Capital surplus                                                 8,526,827
    Accumulated deficit                                            (1,405,859)
    Accumulated other comprehensive loss                              (50,100)
                                                                  -----------
          Total stockholders' equity                                8,020,948
                                                                  -----------

                                                                  $39,017,853
                                                                  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                      1999            1998
                                                                   ---------       ---------
INTEREST INCOME
    Loans                                                          $ 838,378       $ 188,499
    Taxable securities                                                61,024          22,198
    Federal funds sold                                                27,418         162,687
                                                                   ---------       ---------
          Total interest income                                      926,820         373,384
                                                                   ---------       ---------

INTEREST EXPENSE ON DEPOSITS                                         253,292          90,485
                                                                   ---------       ---------

          Net interest income                                        673,528         282,899
PROVISION FOR LOAN LOSSES                                             72,346          78,432
                                                                   ---------       ---------
          Net interest income after provision for loan losses        601,182         204,467
                                                                   ---------       ---------

OTHER OPERATING INCOME                                                16,352           3,811
                                                                   ---------       ---------

OTHER EXPENSES
    Salaries and employee benefits                                   322,557         260,731
    Equipment and occupancy expenses                                 153,696          52,264
    Other operating expenses                                         112,940          96,650
                                                                   ---------       ---------
                                                                     589,193         409,645
                                                                   ---------       ---------

          Income (loss)  before income taxes                          28,341        (201,367)

INCOME TAX EXPENSE                                                        --              --
                                                                   ---------       ---------

          Net income (loss)                                           28,341        (201,367)
                                                                   ---------       ---------

OTHER COMPREHENSIVE LOSS
    Unrealized losses on securities available-for-sale
      arising during period                                          (61,659)             --
                                                                   ---------       ---------

          Comprehensive loss                                       $ (33,318)      $(201,367)
                                                                   =========       =========

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE               $    0.03       $   (0.21)
                                                                   =========       =========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                           $      --       $      --
                                                                   =========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                          1999             1998
                                                                       ----------      -----------
OPERATING ACTIVITIES
    Net income (loss)                                                  $   28,341       $ (201,367)
    Adjustments to reconcile net income (loss)  to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                                      51,562           27,638
        Provision for loan losses                                          72,346           78,432
        (Increase) decrease in interest receivable                         10,263          (50,461)
        Increase (decrease) in interest payable                          (107,002)          43,026
        Other operating activities                                          3,513             (226)
                                                                       ----------      -----------

              Net cash provided by (used in) operating activities          59,023         (102,958)
                                                                       ----------      -----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                         (3,598,022)      (2,000,000)
    Proceeds from maturities of securities available-for-sale           3,500,000               --
    Net increase  in Federal funds sold                                (1,530,000)      (3,390,000)
    Net increase in loans                                              (4,053,835)      (5,153,019)
    Purchase of equipment                                                 (35,720)        (192,970)
                                                                       ----------      -----------

          Net cash used in investing activities                        (5,717,577)     (10,735,989)
                                                                       ----------      -----------

FINANCING ACTIVITIES
    Net increase in deposits                                            5,813,490       10,405,873
                                                                       ----------      -----------

          Net cash provided by financing activities                     5,813,490       10,405,873
                                                                       ----------      -----------

Net increase (decrease) in cash and due from banks                        154,936         (433,074)

Cash and due from banks at beginning of period                          1,600,046          959,117
                                                                       ----------      -----------

Cash and due from banks at end of period                               $1,754,982      $   526,043
                                                                       ==========      ===========

CASH FLOW INFORMATION
  Cash paid during the period for:
        Interest                                                       $  360,294      $    47,459

        Income taxes                                                   $       --      $        --

NONCASH TRANSACTIONS

    Unrealized losses on securities available-for-sale                 $   61,659      $        --


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

         The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's earnings or financial position.

         There are no other accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

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

         FORWARD-LOOKING STATEMENTS

         The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At March 31, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                                ACTUAL
                                                                       ------------------------
                                                                         GBC           GWINNETT
                                                                       BANCORP,         BANKING         REGULATORY
                                                                         INC.           COMPANY         REQUIREMENT
                                                                         ----           -------         -----------
                         Leverage capital ratios                         22.92 %         22.02%            4.00%
                         Risk-based capital ratios:
                            Core capital                                 26.58           25.53             4.00
                            Total capital                                27.84           26.78             8.00

         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                            MARCH 31,   DECEMBER 31,
                               1999         1998         INCREASE (DECREASE)
                            ---------   ------------  ------------------------
                            (DOLLARS IN THOUSANDS)     AMOUNT        PERCENT
                            ------------------------   -------      ----------
Cash and due from banks      $ 1,755      $ 1,600      $   155        8.83%
Federal funds sold             4,270        2,740        1,530       35.83
Securities                     4,045        4,009           36        0.89
Loans, net                    28,049       24,067        3,982       14.20
Equipment                        596          612          (16)      (2.68)
Other assets                     303          297            6        1.98
                             -------      -------      -------       -----
                             $39,018      $33,325      $ 5,693       14.59
                             =======      =======      =======       =====

Deposits                     $30,821      $25,008      $ 5,813       18.86%
Other liabilities                176          263          (87)     (49.43)
Stockholders' equity           8,021        8,054          (33)      (0.41)
                             -------      -------      -------
                             $39,018      $33,325      $ 5,693       14.59
                             =======      =======      =======

As indicated in the above table, the Company's total assets grew at a rate of 14.59%. This continued high rate of growth is not uncommon for a de novo bank. Deposit growth of $5,813,000 has been invested in loans and Federal funds sold. The Company's loan to deposit ratio has decreased from 97.73% at December 31, 1998 to 92.45% at March 31, 1999, indicating continued strong loan demand in the Company's primary market area of Gwinnett County.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                          THREE MONTHS ENDED               Increase
                                               MARCH 31,                  (Decrease)
                                    --------------------------------  --------------
                                        1999               1998             Amount
                                    -------------  ---------------------------------
                                                 (DOLLARS IN THOUSANDS)
                                    ------------------------------------------------
Interest income                         $927             $  373             $554
Interest expense                         254                 90              164
Net interest income                      673                283              390
Provision for loan losses                 72                 78               (6)
Other income                              16                  4               12
Other expense                            589                410              179
Net income (loss)                         28               (201)             229

As indicated in the above table, the Company's net interest income has increased by $390,000 during the first quarter of 1999 as compared to the same period in 1998. The Company's net interest margin increased to 8.14% during the first quarter of 1999 as compared to 7.76% for the previous year. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees.

The provision for loan losses decreased by $6,000 during the first quarter of 1999 as compared to the same period in 1998. This decrease is due primarily to a slower rate of loan growth. The Company's allowance for loan losses amounted to 1.56% at March 31, 1999 as compared to 1.53% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1999 and 1998 is as follows:

                                                                                         MARCH 31,
                                                                                       ------------
                                                                                       1999    1998
                                                                                       ----    ----
Nonaccrual loans                                                                        $--     $--
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                               8      --
Restructured loans                                                                       --      --
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                           --      --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                           --      --
Interest income that was recorded on nonaccrual and restructured loans                   --      --


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

Information regarding certain loans and allowance for loan loss data through March 31, 1999 and 1998 is as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       --------------------
                                                                        1999         1998
                                                                       ------      -------
                                                                      (DOLLARS IN THOUSANDS)
                                                                       --------------------
Average amount of loans outstanding                                    $27,261      $4,141
                                                                       =======      ======

Balance of allowance for loan losses at beginning of period            $   373          29
                                                                       -------      ------

Loans charged off
   Commercial and financial                                            $    --      $   --
   Real estate mortgage                                                     --          --
   Instalment                                                               --          --
                                                                       -------      ------
                                                                            --          --
                                                                       -------      ------

Loans recovered
   Commercial and financial                                                 --          --
   Real estate mortgage                                                     --          --
   Instalment                                                               --          --
                                                                       -------      ------
                                                                            --          --
                                                                       -------      ------

Net charge-offs                                                             --          --
                                                                       -------      ------

Additions to allowance charged to operating expense during period           72          78
                                                                       -------      ------

Balance of allowance for loan losses at end of period                  $   445      $  107
                                                                       =======      ======

Ratio of net loans charged off during the period to
   average loans outstanding                                                --%         --%
                                                                       =======      ======


Other income was $16,000 and $4,000 for the first quarter of 1999 and 1998 consisting of service charges on deposit accounts and other miscellaneous fees.

Other expenses were $589,000 and $410,000 for the first quarter of 1999 and 1998. Salaries and employee benefits have increased by $61,000 due to normal salary increases and an increase in employees from 17 as of March 31, 1998 to 20 as of March 31, 1999. Equipment and occupancy expenses have increased by $101,000 due to the occupation of new banking facilities in the latter part of 1998 and the related rental and other occupation costs.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

YEAR 2000 DISCLOSURES

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors, and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruption.

To address the Year 2000 problems, the Company formed a Year 2000 committee made up of key employees headed up by the Chief Operations Officer. This committee has been charged with the responsibility of assessing problems, overseeing corrective actions, as well as testing the Year 2000 readiness of all equipment, software, and applications.

Under the directions of the committee, the Company has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components. The systems and components which were identified as mission critical are being currently tested to insure Year 2000 compliance and will continue to be tested throughout the remainder of 1999. In addition, the Company has developed a contingency plan to insure Year 2000 risks are minimal. Based on these reviews and tests, management does not believe the cost of Year 2000 compliance will be material to the Company's financial statements. Management also believes that the Company is in substantial compliance with regulatory timetable requirements regarding the Year 2000 issue.

Another area of Year 2000 concern is customer awareness and preparedness. In particular, loan customers who are not Year 2000 compliant could experience business interruptions which could affect their ability to repay debts owed to the Bank. The Company has communicated with its customers in an effort to insure awareness and understand the potential impact on their business. Loan customers considered to have Year 2000 exposure are being required to complete a questionnaire in order to assess their Year 2000 readiness and the Company's exposure.

The Company realizes that due to many factors, consumers may withdraw extra amounts of money which could result in a liquidity issue for the Company. Additional liquidity has been established to accommodate this issue. Cash balances will be closely monitored throughout 1999, with extra emphasis placed during the fourth quarter, to insure adequate liquidity.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates, and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations made by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

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


                                    GBC BANCORP, INC.
                                    (Registrant)



DATE:  May 13, 1999                 BY:  /s/ Larry D. Key
       ------------------              -----------------------------------------
                                       Larry D. Key, President and
                                       Chief Executive Officer


DATE:  May 13, 1999                 BY: /s/ John Hopkins
       ------------------              -----------------------------------------
                                       John Hopkins, Chief Financial Officer