Form 10QSB
period 1999-06-30
GBC BANCORP INC
filed 1999-08-12
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 1999
                                            --------------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                             58-2265327
-------------------------------                         -----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
             ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                      ------------------------------------
                           (Issuer's telephone number)

                                       N/A
     ----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [ ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1999: 950,080; $1 par value

Transitional Small Business Disclosure Format (Check One) Yes [ ]    No [X ]

                        GBC BANCORP, INC. AND SUBSIDIARY






                                     INDEX
                                     -----

                                                                                                                        PAGE
                                                                                                                        ----

PART I.           FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - JUNE 30, 1999........................................................   3

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      COMPREHENSIVE INCOME (LOSS) - THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                      AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998......................................................   4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX
                      MONTHS ENDED JUNE 30, 1999 AND 1998..............................................................   5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................................................   6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................   7


PART II.          OTHER INFORMATION

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K............................................................  14

                  SIGNATURES...........................................................................................  15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (UNAUDITED)

                              ASSETS

Cash and due from banks                                                             $   1,429,358
Federal funds sold                                                                      3,960,000
Securities available-for-sale, at fair value                                            5,961,225

Loans                                                                                  32,285,675
Less allowance for loan losses                                                            489,521
                                                                                    -------------
          Loans, net                                                                   31,796,154

Premises and equipment                                                                    558,949
Other assets                                                                              356,110
                                                                                    -------------

          TOTAL ASSETS                                                              $  44,061,796
                                                                                    =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Demand                                                                          $   5,992,493
    Interest-bearing demand                                                             6,819,358
    Savings                                                                             3,329,599
    Time                                                                               19,675,546
                                                                                    -------------
          TOTAL DEPOSITS                                                               35,816,996
Other liabilities                                                                         188,133
                                                                                    -------------
          TOTAL LIABILITIES                                                            36,005,129
                                                                                    -------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      950,080 shares issued and outstanding                                               950,080
    Capital surplus                                                                     8,526,827
    Accumulated deficit                                                                (1,286,204)
    Accumulated other comprehensive loss                                                 (134,036)
                                                                                    -------------
          TOTAL STOCKHOLDERS' EQUITY                                                    8,056,667
                                                                                    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  44,061,796
                                                                                    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GBC BANCORP, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                           ---------------------------     ---------------------------

                                                               1999            1998            1999            1998
                                                           -----------     -----------     -----------     -----------

INTEREST INCOME
    Loans                                                  $   967,399     $   413,212     $ 1,805,777     $   601,711
    Taxable securities                                          22,576          61,391          83,600          83,589
    Federal funds sold                                          97,577         113,686         124,995         276,373
                                                           -----------     -----------     -----------     -----------
              TOTAL INTEREST INCOME                          1,087,552         588,289       2,014,372         961,673
                                                           -----------     -----------     -----------     -----------


INTEREST EXPENSE ON DEPOSITS                                   320,138         144,423         573,430         234,908
                                                           -----------     -----------     -----------     -----------

              NET INTEREST INCOME                              767,414         443,866       1,440,942         726,765
PROVISION FOR LOAN LOSSES                                       52,075          89,254         124,421         167,686
                                                           -----------     -----------     -----------     -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                      715,339         354,612       1,316,521         559,079
                                                           -----------     -----------     -----------     -----------

OTHER OPERATING INCOME                                          18,079           4,479          34,431           8,290
                                                           -----------     -----------     -----------     -----------

OTHER EXPENSES
    Salaries and employee benefits                             327,294         274,353         649,851         535,084
    Equipment and occupancy expenses                           126,457          88,726         280,153         140,990
    Other operating expenses                                   160,012         104,806         272,952         201,456
                                                           -----------     -----------     -----------     -----------
                                                               613,763         467,885       1,202,956         877,530
                                                           -----------     -----------     -----------     -----------

             NET INCOME (LOSS) BEFORE INCOME TAXES             119,655        (108,794)        147,996        (310,161)

INCOME TAX EXPENSE                                                   -               -               -               -
                                                           -----------     -----------     -----------     -----------

              NET INCOME (LOSS)                                119,655        (108,794)        147,996        (310,161)
                                                           -----------     -----------     -----------     -----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities
      available-for-sale arising during period                 (83,936)          1,111        (145,595)          1,111
                                                           -----------     -----------     -----------      ----------


              COMPREHENSIVE INCOME (LOSS)                  $    35,719      $ (107,683)    $     2,401       $(309,050)
                                                           ===========     ===========     ===========       =========


BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE       $      0.13      $    (0.11)    $      0.16       $   (0.33)
                                                           ===========      ==========     ===========       =========


WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                                     $   950,080      $  950,080     $   950,080       $ 950,080
                                                           ===========      ==========     ===========       =========


CASH DIVIDENDS PER SHARE OF COMMON STOCK                   $         -      $        -     $         -       $       -
                                                           ===========      ==========     ===========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                          1999               1998
                                                                                    --------------      --------------
OPERATING ACTIVITIES
    Net income (loss)                                                               $      147,996      $     (310,161)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                                                      103,952              62,240
        Provision for loan losses                                                          124,421             167,686
        Increase in interest receivable                                                    (50,263)           (157,015)
        Increase (decrease) in interest payable                                            (60,234)             77,696
        Other operating activities                                                         (23,599)              2,099
                                                                                    --------------      --------------


              Net cash provided by (used in) operating activities                          242,273            (157,455)
                                                                                    --------------      --------------


INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                          (5,598,300)         (3,996,954)
    Proceeds from maturities of securities available-for-sale                            3,500,000                   0
    Net (increase) decrease in Federal funds sold                                       (1,220,000)          3,860,000
    Net increase in loans                                                               (7,853,395)        (11,079,763)
    Purchase of premises and equipment                                                     (50,735)           (221,678)
                                                                                    --------------      --------------


          Net cash used in investing activities                                        (11,222,430)        (11,438,395)
                                                                                    --------------      --------------


FINANCING ACTIVITIES
    Net increase in deposits                                                            10,809,469          11,653,226
                                                                                    --------------      --------------


          Net cash provided by financing activities                                     10,809,469          11,653,226
                                                                                    --------------      --------------


Net increase (decrease) in cash and due from banks                                        (170,688)             57,376

Cash and due from banks at beginning of period                                           1,600,046             959,117
                                                                                    --------------      --------------

Cash and due from banks at end of period                                            $    1,429,358      $    1,016,493
                                                                                    ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid for interest                                                   $      633,666      $      157,212

NONCASH TRANSACTION
            Unrealized (gains) losses on securities available-for-sale              $      145,595      $       (1,111)

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

         The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management does not believe the adoption of SFAS No. 133 will have a material effect on the Company's earnings or financial position.

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

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At June 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                           ACTUAL
                                                 -----------------------------
                                                      GBC          GWINNETT
                                                    BANCORP,        BANKING        REGULATORY
                                                      INC.          COMPANY       REQUIREMENT
                                                 --------------  -------------   ---------------

              Leverage capital ratios                 19.68%        18.94%          4.00%
              Risk-based capital ratios:
                 Core capital                         23.94         23.05           4.00
                 Total capital                        19.68         18.94           8.00

         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                             JUNE 30,     DECEMBER 31,
                                                              1999            1998               INCREASE (DECREASE)
                                                           ----------     ------------     ----------------------------
                                                             (DOLLARS IN THOUSANDS)           AMOUNT          PERCENT
                                                           ---------------------------     ------------     -----------

Cash and due from banks                                    $     1,429     $     1,600     $      (171)         (10.69) %
Federal funds sold                                               3,960           2,740           1,220           44.53
Securities                                                       5,961           4,009           1,952           48.69
Loans, net                                                      31,796          24,067           7,729           32.11
Premises and equipment                                             559             612             (53)          (8.66)
Other assets                                                       357             297              60           20.20
                                                           -----------     -----------     -----------
                                                           $    44,062     $    33,325     $    10,737           32.22
                                                           ===========     ===========     ===========

Deposits                                                   $    35,817     $    25,008     $    10,809           43.22 %
Other liabilities                                                  188             263             (75)         (28.52)
Stockholders' equity                                             8,057           8,054               3            0.04
                                                           -----------     -----------     -----------
                                                           $    44,062     $    33,325     $    10,737           32.22
                                                           ===========     ===========     ===========


As indicated in the above table, the Company's total assets grew at a rate of 32.22%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $10,809,000 has been primarily invested in loans and securities. Although the Company's loan to deposit ratio has decreased from 97.73% at December 31, 1998 to 90.14% at June 30, 1999, overall loan growth has increased significantly, indicating continued strong loan demand and deposit growth in the Company's primary market area of Gwinnett County, Georgia.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                           ---------------------------
                                                               1999           1998               INCREASE (DECREASE)
                                                           -----------    ------------     ----------------------------
                                                             (DOLLARS IN THOUSANDS)           AMOUNT          PERCENT
                                                           ---------------------------     ------------     -----------

         Interest income                                   $     1,088     $       588     $       500           85.03 %
         Interest expense                                          320             144             176          122.22
         Net interest income                                       768             444             324           72.97
         Provision for loan losses                                  52              89             (37)         (41.57)
         Other income                                               18               4              14          350.00
         Other expense                                             614             468             146           31.20
         Net income (loss)                                         120            (109)            229         (210.09)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           ---------------------------
                                                               1999           1998               INCREASE (DECREASE)
                                                           -----------    ------------     ----------------------------
                                                             (DOLLARS IN THOUSANDS)           AMOUNT          PERCENT
                                                           ---------------------------     ------------     -----------

         Interest income                                   $     2,014     $       962     $     1,052          109.36 %
         Interest expense                                          573             235             338          143.83
         Net interest income                                     1,441             727             714           98.21
         Provision for loan losses                                 124             168             (44)         (26.19)
         Other income                                               34               8              26          325.00
         Other expense                                           1,203             877             326           37.17
         Net income (loss)                                         148            (310)            458         (147.74)

The Company's net interest income increased by $324,000 and $714,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998. The Company's net interest margin increased to 7.98% during the first six months of 1999 as compared to 7.76% for the previous year. The increase in the net interest margin is due primarily to the increased volume of average loans and related loan fees.

The provision for loan losses decreased by $37,000 and $44,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998. The decreases are due solely to a slower rate of loan growth. The Company's allowance for loan losses amounted to 1.52% at June 30, 1999 as compared to 1.53% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1999 and 1998 is as follows:

                                                                                           JUNE 30,
                                                                            ------------------------------------
                                                                                  1999                1998
                                                                            ------------------   ---------------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                            ------------------------------------

Nonaccrual loans                                                            $       --             $       --
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                         --                     --
Restructured loans                                                                  --                     --
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                      --                     --
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                      --                     --
Interest income that was recorded on nonaccrual and restructured loans              --                     --

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

Information regarding certain loans and allowance for loan loss data through June 30, 1999 and 1998 is as follows:

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                         1999               1998
                                                                                    ---------------    ---------------
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                    ----------------------------------

Average amount of loans outstanding                                                 $       28,130      $        7,065
                                                                                    ==============      ==============

Balance of allowance for loan losses at beginning of period                         $          373      $           29
                                                                                    --------------      --------------
Loans charged off
   Commercial and financial                                                         $           --      $           --
   Real estate mortgage                                                                         --                  --
   Instalment                                                                                   --                  --
   Other                                                                                        (8)                 --
                                                                                    --------------      --------------
                                                                                                (8)                 --
                                                                                    --------------      --------------

Loans recovered
   Commercial and financial                                                                     --                  --
   Real estate mortgage                                                                         --                  --
   Instalment                                                                                   --                  --
                                                                                    --------------      --------------
                                                                                                --                  --
                                                                                    --------------      --------------

Net charge-offs                                                                                 (8)                 --
                                                                                    --------------      --------------

Additions to allowance charged to
   operating expense during period                                                             124                 167
                                                                                    --------------      --------------

Balance of allowance for loan losses at end of period                               $          489      $          196
                                                                                    ==============      ==============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                  (.03)%                --
                                                                                    ==============      ==============


Other income increased by $14,000 and $26,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998, primarily due to service charges on deposit accounts and other miscellaneous fees.

Other expenses increased $146,000 and $326,000 for the second quarter and first six months of 1999. Salaries and employee benefits have increased by $53,000 and $115,000 during these periods due to normal salary increases. Equipment and occupancy expenses have increased by $38,000 and $139,000 during these periods due to the occupation of new banking facilities in the latter part of 1998 and the related rental and other occupation costs.

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

Under the directions of the committee, the Company has conducted a comprehensive review of its computer systems, programs, applications, and other electronic components. The systems and components which were identified as mission critical have been tested to insure Year 2000 compliance. In addition, the Company has developed a contingency plan to insure Year 2000 risks are minimal. Based on these reviews and tests, management does not believe the cost of Year 2000 compliance will be material to the Company's financial statements. Management also believes that the Company is in substantial compliance with regulatory timetable requirements regarding the Year 2000 issue.

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

                          PART II - OTHER INFORMATION





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               27.    Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GBC BANCORP, INC.
                                  (Registrant)




DATE:  August 12, 1999      BY:  /s/ Larry D. Key
       ---------------          ----------------------------------------------
                                 Larry D. Key, President and Chief Executive Officer


DATE: August 12, 1999       BY: /s/ John Hopkins
      ---------------          ----------------------------------------------
                                John Hopkins, Chief Financial Officer