Form 10QSB
period 1999-09-30
GBC BANCORP INC
filed 1999-11-15
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

             For the quarterly period ended    SEPTEMBER 30, 1999
                                             ----------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------     ----------

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                           58-2265327
-------------------------------                          ------------------
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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1999: 950,080; $1 par value

Transitional Small Business Disclosure Format (Check One)   Yes [ ]     No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                      INDEX


                                                                                             PAGE
                                                                                             ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1999....................................3

            CONSOLIDATED STATEMENTS OF OPERATIONS AND
             COMPREHENSIVE INCOME (LOSS) - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.................................4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
             MONTHS ENDED SEPTEMBER 30, 1999 AND 1998..........................................5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................7


PART II. OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K............................................15

         SIGNATURES...........................................................................16

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                        ASSETS

Cash and due from banks                                         $  2,192,632
Federal funds sold                                                 7,210,000
Securities available-for-sale, at fair value                       6,906,305

Loans                                                             36,366,883
Less allowance for loan losses                                       552,603
                                                                ------------
        Loans, net                                                35,814,280

Premises and equipment                                               529,445
Other assets                                                         408,529
                                                                ------------

        TOTAL ASSETS                                            $ 53,061,191
                                                                ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Demand                                                        $  7,582,232
  Interest-bearing demand                                          8,418,277
  Savings                                                          3,898,949
  Time                                                            24,757,998
                                                                ------------
        TOTAL DEPOSITS                                            44,657,456
Other liabilities                                                    211,349
                                                                ------------
        TOTAL LIABILITIES                                         44,868,805
                                                                ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1; 3,000,000 shares authorized;
    950,080 shares issued and outstanding                            950,080
  Capital surplus                                                  8,526,827
  Accumulated deficit                                             (1,095,333)
  Accumulated other comprehensive loss                              (189,188)
                                                                ------------
        TOTAL STOCKHOLDERS' EQUITY                                 8,192,386
                                                                ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 53,061,191
                                                                ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                            ------------------------------          -------------------------------
                                                               1999                1998                1999                 1998
                                                            -----------         -----------         -----------         -----------
INTEREST INCOME
   Loans                                                    $ 1,070,573         $   634,988         $ 2,811,722         $ 1,236,699
   Taxable securities                                            99,564              60,824             224,559             144,413
   Federal funds sold                                            61,803              59,657             145,403             336,030
                                                            -----------         -----------         -----------         -----------
           TOTAL INTEREST INCOME                              1,231,940             755,469           3,181,684           1,717,142
                                                            -----------         -----------         -----------         -----------


INTEREST EXPENSE ON DEPOSITS                                    405,371             178,829             978,801             413,737
                                                            -----------         -----------         -----------         -----------

           NET INTEREST INCOME                                  826,569             576,640           2,202,883           1,303,405
PROVISION FOR LOAN LOSSES                                        63,200             111,554             187,621             279,240
                                                            -----------         -----------         -----------         -----------
           NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                           763,369             465,086           2,015,262           1,024,165
                                                            -----------         -----------         -----------         -----------

OTHER OPERATING INCOME                                           36,807               9,675             135,866              17,965
                                                            -----------         -----------         -----------         -----------

OTHER EXPENSES
   Salaries and employee benefits                               316,273             283,200             949,924             818,284
   Equipment and occupancy expenses                             160,732              79,062             472,121             220,052
   Other operating expenses                                     132,300             143,733             390,216             345,189
                                                            -----------         -----------         -----------         -----------
                                                                609,305             505,995           1,812,261           1,383,525
                                                            -----------         -----------         -----------         -----------

           NET INCOME (LOSS) BEFORE INCOME TAXES                190,871             (31,234)            338,867            (341,395)

INCOME TAX EXPENSE                                                   --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------

           NET INCOME (LOSS)                                    190,871             (31,234)            338,867            (341,395)
                                                            -----------         -----------         -----------         -----------

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains (losses) on securities
    available-for-sale arising during period                    (55,152)             13,140            (200,747)             14,251
                                                            -----------         -----------         -----------         -----------

           COMPREHENSIVE INCOME (LOSS)                      $   135,719         $   (18,094)        $   138,120         $  (327,144)
                                                            ===========         ===========         ===========         ===========

BASIC AND DILUTED EARNINGS (LOSSES) PER COMMON SHARE        $      0.36         $     (0.03)        $      0.36         $     (0.36)
                                                            ===========         ===========         ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                                      $   950,080         $   950,080         $   950,080         $   950,080
                                                            ===========         ===========         ===========         ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK                    $        --         $        --         $        --         $        --
                                                            ===========         ===========         ===========         ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                              1999                 1998
                                                                         ------------         ------------
OPERATING ACTIVITIES
  Net income (loss)                                                      $    338,867         $   (341,395)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                             158,023               96,935
    Provision for loan losses                                                 187,621              279,240
    Increase in interest receivable                                           (98,269)            (136,089)
    Increase in interest payable                                                9,638              125,193
    Other operating activities                                                (74,668)              50,241
                                                                         ------------         ------------

       Net cash provided by operating activities                              521,212               74,125
                                                                         ------------         ------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                               (6,598,532)          (3,996,894)
  Proceeds from maturities of securities available-for-sale                 3,500,000                    -
  Net (increase) decrease in Federal funds sold                            (4,470,000)           5,730,000
  Net increase in loans                                                   (11,934,721)         (18,545,918)
  Purchase of premises and equipment                                          (75,302)            (355,656)
                                                                         ------------         ------------

       Net cash used in investing activities                              (19,578,555)         (17,168,468)
                                                                         ------------         ------------

FINANCING ACTIVITIES
  Net increase in deposits                                                 19,649,929           17,608,669
                                                                         ------------         ------------

       Net cash provided by financing activities                           19,649,929           17,608,669
                                                                         ------------         ------------

Net increase in cash and due from banks                                       592,586              514,326

Cash and due from banks at beginning of period                              1,600,046              959,117
                                                                         ------------         ------------

Cash and due from banks at end of period                                 $  2,192,632         $  1,473,443
                                                                         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Cash paid for interest                                            $    969,163         $    288,544

NONCASH TRANSACTION
       Unrealized (gains) losses on securities available-for-sale        $    200,747         $    (14,251)


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

         The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         As of September 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                     ACTUAL
                                                           -------------------------
                                                              GBC          GWINNETT
                                                            BANCORP,        BANKING         REGULATORY
                                                              INC.          COMPANY         REQUIREMENT
                                                           ---------       --------         -----------
             Leverage capital ratios                           17.23%         16.25%               4.00%
             Risk-based capital ratios:
                Core capital                                   21.42          20.21                4.00
                Total capital                                  22.67          21.46                8.00

         As the Company continues to grow, the capital ratios will decrease rapidly during the next twelve months to levels closer to, but still in excess of, regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                            SEPTEMBER 30,  DECEMBER 31,
                                 1999          1998          INCREASE (DECREASE)
                            -------------  ------------      -------------------
                               (DOLLARS IN THOUSANDS)         AMOUNT     PERCENT
                            ---------------------------      --------    -------
Cash and due from banks        $ 2,193        $ 1,600        $    593      37.06%
Federal funds sold               7,210          2,740           4,470     163.14
Securities                       6,906          4,009           2,897      72.26
Loans, net                      35,814         24,067          11,747      48.81
Premises and equipment             529            612             (83)    (13.56)
Other assets                       409            297             112      37.71
                               -------        -------        --------
                               $53,061        $33,325        $ 19,736      59.22
                               =======        =======        ========

Deposits                       $44,658        $25,008        $ 19,650      78.57%
Other liabilities                  211            263             (52)    (19.77)
Stockholders' equity             8,192          8,054             138       1.71
                               -------        -------        --------
                               $53,061        $33,325        $ 19,736      59.22
                               =======        =======        ========


As indicated in the above table, the Company's total assets grew at a rate of 59.22%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of $19,650,000 has been invested in loans, Federal funds sold, and securities. Although the Company's loan to deposit ratio has decreased from 97.73% at December 31, 1998 to 81.44% at September 30, 1999, overall loan growth has increased significantly, indicating strong loan demand and deposit growth in the Company's primary market area of Gwinnett County, Georgia.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                        ----------------------
                                          1999           1998           INCREASE (DECREASE)
                                        --------       -------       -------------------------
                                        (DOLLARS IN THOUSANDS)        AMOUNT           PERCENT
                                        ----------------------       -------           -------

         Interest income                $  1,232        $ 755         $ 477              63.18%
         Interest expense                    405          179           226             126.26
         Net interest income                 827          576           251              43.58
         Provision for loan losses            63          111           (48)            (43.24)
         Other income                         37           10            27             270.00
         Other expense                       610          506           104              20.55
         Net income (loss)                   191          (31)          222             716.13


                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                        ----------------------
                                          1999           1998           INCREASE (DECREASE)
                                        --------       -------       -------------------------
                                        (DOLLARS IN THOUSANDS)        AMOUNT           PERCENT
                                        ----------------------       -------           -------

         Interest income                $ 3,182        $ 1,717       $ 1,465             85.32%
         Interest expense                   979            414           565            136.47
         Net interest income              2,203          1,303           900             69.07
         Provision for loan losses          188            279           (91)           (32.62)
         Other income                       136             18           118            655.56
         Other expense                    1,812          1,383           429             31.02
         Net income (loss)                  339           (341)          680            199.41

The Company's net interest income increased by $251,000 and $900,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The Company's net interest margin decreased to 7.36% during the first nine months of 1999 as compared to 7.76% for the previous year. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in net interest margin is due to deposit growth beginning to outpace loan growth with the excess deposit growth being invested in lower yielding securities and Federal funds sold.

The provision for loan losses decreased by $48,000 and $91,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The decreases are due solely to a slower rate of loan growth. The Company's allowance for loan losses amounted to 1.52% at September 30, 1999 as compared to 1.53% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1999 and 1998 is as follows:

                                                                                         SEPTEMBER 30,
                                                                                    ------------------------
                                                                                      1999            1998
                                                                                    --------        --------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                                    ------------------------
Nonaccrual loans                                                                    $     0         $    0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                               0              0
Restructured loans                                                                        0              0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                            0              0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                            0              0
Interest income that was recorded on nonaccrual and restructured loans                    0              0

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

Information regarding certain loans and allowance for loan loss data through September 30, 1999 and 1998 is as follows:

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            -----------------------
                                                                              1999           1998
                                                                            -------         -------
                                                                             (DOLLARS IN THOUSANDS)
                                                                            -----------------------

         Average amount of loans outstanding                                $31,126         $10,744
                                                                            =======         =======

         Balance of allowance for loan losses at beginning of period        $   373         $    29
                                                                            -------         -------

         Loans charged off
            Commercial and financial                                        $    --         $    --
            Real estate mortgage                                                 --              --
            Instalment                                                           --              --
            Other                                                                 8              --
                                                                            -------         -------
                                                                                  8              --
                                                                            -------         -------

         Loans recovered
            Commercial and financial                                             --              --
            Real estate mortgage                                                 --              --
            Instalment                                                           --              --
                                                                            -------         -------
            Other                                                                --              --
                                                                            -------         -------

         Net charge-offs                                                          8              --
                                                                            -------         -------

         Additions to allowance charged to
            operating expense during period                                     188             279
                                                                            -------         -------

         Balance of allowance for loan losses at end of period              $   553         $   308
                                                                            =======         =======

         Ratio of net loans charged off during the period to
            average loans outstanding                                           .03%             --
                                                                            =======         =======


Other income increased by $27,000 and $118,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998, primarily due to service charges on deposit accounts and mortgage loan fees.

Other expenses increased $104,000 and $429,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. Salaries and employee benefits have increased by $17,000 and $132,000 during these periods due to normal salary increases. Equipment and occupancy expenses have increased by $113,000 and $252,000 during these periods due to the occupation of new banking facilities in the latter part of 1998 and the related rental and other occupancy costs.

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


                               GBC BANCORP, INC.
                                   (Registrant)




DATE:  November 12, 1999       BY:  /s/ Larry D. Key
       -----------------            ------------------------------------
                                    Larry D. Key, President and Chief
                                    Executive Officer


DATE: November 12, 1999        BY: /s/ John Hopkins
      -----------------            --------------------------------------
                                   John Hopkins, Chief Financial Officer