Form 10KSB40
period 1999-12-31
GBC BANCORP INC
filed 2000-03-30
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                  FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934.
      or the transition period from _________________ to _________________

                       Commission File Number: 333-19081

                               GBC BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              GEORGIA                                           58-2265327
              -------                                           ----------
    (State Other Jurisdiction of                             (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)
           165 Nash Street
       Lawrenceville, Georgia                                     30246
       ----------------------                                     -----
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the year ended December 31, 1999 were $4,791,983.

         Aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specific date within the past 60 days: 8,509,938 based on the average bid and asked price as of March 28, 2000.

         There were 951,580 shares of the Registrant's common stock outstanding as of March 30, 2000.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

PART I...........................................................................................................1
   Item 1. Description of Business...............................................................................1
   Item 2. Description of Property..............................................................................14
   Item 3. Legal Proceedings....................................................................................14
   Item 4. Submission of Matters to a Vote of Security Holders..................................................14
PART II.........................................................................................................14
   Item 5. Market for Common Equity and Related Stockholder Matters.............................................15
   Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations................15
   Item 7. Financial Statements.................................................................................35
   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................64
PART III........................................................................................................64
   Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act....................................................................64
   Item 10.Executive Compensation...............................................................................67
   Item 11.Security Ownership of Certain Beneficial Owners and Management.......................................70
   Item 12.Certain Relationships and Related Transactions.......................................................72
   Item 13.Exhibits and Reports on Form 8-K.....................................................................74
   Signatures...................................................................................................77

EXHIBIT INDEX...................................................................................................78

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         We were organized on August 21, 1996 as a Georgia corporation for the purpose of acquiring all of the common stock of Gwinnett Banking Company, a Georgia corporation which opened for business on October 31, 1997 (the "Bank"). We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and the Georgia Bank Holding Company Act (the "Georgia BHC Act").

         We were organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. It is expected, however, that we may make additional acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements.

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

COMPETITION

         We believe that Gwinnett County has a very active and competitive banking market. The largest financial institutions serving Gwinnett County are Bank of America, Wachovia Bank, N.A., SunTrust Bank, Atlanta, First Union National Bank, and SouthTrust Bank, N.A. The largest Gwinnett County based banks are The Brand Banking Company, Lawrenceville; Peoples Bank & Trust, Buford; and First Capital Bank, Norcross. Based on the Federal Deposit Insurance Corporation (the "FDIC") Summary of Deposits as of June 30, 1998, there are 26 commercial banks, two thrift institutions and three credit unions that operate 139 offices in

Gwinnett County. There are approximately 16 financial institutions that have offices in the immediate vicinity of the main office of the Bank.

EMPLOYEES

         The Bank has 23 full-time employees. We do not have any employees who are not also employees of the Bank.

SUPERVISION AND REGULATION

         General

         We are a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the BHC Act and the Georgia BHC Act, respectively. As such, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the Georgia BHC Act and the regulations of the Georgia Department.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         - it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

         - it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

         - it may merge or consolidate with any other bank holding company.

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

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside of Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may now branch interstate through acquisitions of banks in other states.

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act which became effective on July 1, 1995. The Georgia Interstate Banking Act provides that

         - interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and

         - interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

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

         Except as amended by the Gramm-Leach-Bliley Act of 1999 discussed below, the BHC Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

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

         Certain Conditions

         In connection with their approvals of our formation and the formation of the Bank, the Georgia Department, the FDIC and the Federal Reserve conditioned their approvals on the compliance with certain restrictions and requirements relating to our operations and activities and those of the Bank (collectively, the "Conditions"), including, without limitation,

         - a requirement for the Bank to maintain minimum capital of $9,000,000, of which not less than $3,000,000 must be allocated to common capital, not less than $5,100,000 must be allocated to paid in surplus and not less than $900,000 must be allocated as an expense fund to cover pre-opening expenses and potential losses in the Bank's first year of operation;

         - a requirement for the Bank to maintain a Capital-to-Asset Ratio, as defined by the Georgia Department, at not less than 8% during the first three years of operation, and further following this initial three-year period, for the Bank to maintain a Capital-to-Asset Ratio at levels which are consistent with the published policies of the Georgia Department;

         - a restriction on the payment of dividends to us by the Bank, and on the payment to officers or employees of the Bank of any incentive bonuses until such time as all start-up losses of the Bank are recovered and the Bank has earned a cumulative profit (on both a Bank-only and consolidated basis) and, further, a requirement for the Bank to obtain the approval of the Georgia Department and the Federal Reserve prior to the payment of dividends to us;

         - a restriction on the payment by the Bank of any fees to Directors or committee members of the Bank until the Bank has earned a cumulative profit (on both a Bank-only and consolidated basis);

         - a restriction on changes in the position of President, Chief Lending Officer or Chief Operations Officer of the Bank during the first two years of operation of the Bank without obtaining the prior approval of the Georgia Department and the FDIC;

         - a restriction on adding any persons to our Board of Directors or the board of Directors of the Bank during the first two years after commencing business without obtaining the prior approval of the Georgia Department;

         - a restriction on the creation of any plan for the issuance of stock options to key employees and/or officers without obtaining the prior approval of the Georgia Department, which shall include any arrangements for the issuance of stock options included in employment contracts; and

         - a restriction on us from incurring debt without obtaining the prior approval of the Federal Reserve.

Pursuant to the applicable regulatory approvals, all conditions imposed on the organizers and Directors of the Bank are imposed on our organizers and Directors as the holding company for the Bank. Our Board of Directors and the Board of Directors of the Bank have, in each instance, committed to abide by each of the Conditions imposed through formal Board action.

         Gramm-Leach-Bliley Act of 1999

         President Clinton signed the Gramm-Leach-Bliley Act of 1999, which reforms financial services regulation, into law on November 12, 1999. This new law covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system's modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry. This new law also eliminates legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies.

         The Gramm-Leach-Bliley Act amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve determined, as of the day before the date of enactment of the Gramm-Leach-Bliley Act, to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the "financial holding company." Pursuant to the Gramm-Leach-Bliley Act, financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

         -        financial in nature;

         -        incidental to an activity that's financial in nature; or

         - complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act lists certain activities as being financial in nature. For example, some of these activities are:

         - lending, exchanging, transferring, investing for others, or safeguarding money or securities;

         - insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

         -        providing financial, investment or economic advice;

         - issuing or selling interests in pools of assets that a bank could hold directly;

         -        underwriting, dealing in or making markets in securities;

         - engaging in any activity that the Federal Reserve determined by an order or regulation that's in effect on the date of enactment of the Gramm-Leach-Bliley Act to be related closely to banking; and

         - engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve found before the Gramm-Leach-Bliley Act that the activity was usual in connection with banking or other financial operations internationally.

         The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

         - lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities;

         - providing any device or other instrumentality for transferring financial assets; and

         - arranging, effecting or facilitating financial transactions for third parties.

         Not all bank holding companies may become financial holding companies. A bank holding company must meet three requirements before becoming a financial holding company:

         - all of the bank holding company's depository institution subsidiaries must be well capitalized;

         - all of the bank holding company's depository institution subsidiaries must be well managed; and

         - the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act's requirements. If any insured depository institution, insured depository institution affiliate, or insured depository institution subsidiary of a financial holding company did not receive a Community Reinvestment Act rating of at least "satisfactory record of meeting community credit needs" at its most recent Community Reinvestment Act examination, the regulatory agencies are to present the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

         A company that is not a bank holding company not a foreign bank, which becomes a financial holding company, may be able to continue to engage in nonfinancial activities and the company may be able to keep its ownership interests in other companies that are engaged in nonfinancial activities. The ability to continue the nonfinancial activities or keep ownership interests in other companies that are engaged in nonfinancial activities lasts for ten years after the Gramm-Leach-Bliley Act's enactment and may be extended for an additional five-year term if granted by the Federal Reserve pursuant to an application. In order to continue in the nonfinancial activities:

         - the holding company must have been engaged in the nonfinancial activity or held the shares in the other companies engaged in nonfinancial activities on September 30, 2000;

         - the holding company must be predominantly engaged in financial activities; and

         - the company engaged in the nonfinancial activity must continue to engage in the same nonfinancial activities it did on September 30, 1999 and engage in other authorized activities under the Gramm-Leach-Bliley Act.

         A holding company is predominantly engaged in financial activities where at least 85% of the consolidated annual gross revenues of the holding company and its subsidiaries, other than depository institutions, come from financial activities.

         Payment of Dividends

         We are a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

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

         Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Capital Adequacy

         We are required to comply with the capital adequacy standards established by the Federal Reserve, and the FDIC in the case of the Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1999, our consolidated

Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 19.28% and 18.03%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 1999 was 14.98%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1999. We have not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

         Support of Subsidiary Institution

         Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

         At December 31, 1999, the Bank had the requisite capital levels to qualify as "well capitalized."

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

Beginning in January, 2000, BIF- and SAIF-insured institutions share the FICO interest costs at equal rates currently estimated at 2.43 basis points.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank leases its offices located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia.

         We do not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 19, 1999, we held our annual shareholders' meeting at which the shareholders approved a proposal to elect the following directors to serve until the next annual meeting: James B. Ballard, Jerry M. Boles, W. H. Britt, Richard F. Combs, William G. Hayes, Larry D. Key, Douglas A. Langley, Norris J. Nash, Joseph J. Powell and William S. Stanton. This proposal was approved with 641,409 shares or 67.5% voting for the proposal, and no shares withholding authority or voting against any of the nominees.

         The shareholders also approved a proposal to approve the adoption of the 1998 Stock Option Plan. This proposal was approved with 596,671 shares or 62.8% voting for the proposal, and 39,038 shares or 6.0% voting against the proposal.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no market for shares of our common stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for our common stock to be traded on any stock exchange or over-the-counter market. As of December 31, 1999, there were 174 private trades of shares of our common stock.

         As of December 31, 1999, we had approximately 400 holders of our common stock.

         We have not paid any dividends to date. Under the Georgia Business Corporation Code, we may from time to time make distributions, including the payment of dividends, to its shareholders in money, indebtedness or other property (except its own shares) unless, after giving effect to such distribution, we would not be able to pay its debts as they become due in the usual course of business or our total assets would be less than the sum of its total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. We may also distribute our shares pro rata and without consideration to our shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend.

         Subject to the Conditions, we, as the sole holder of common stock of the Bank, are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. Dividends paid may not exceed 50% of net profits after taxes for the previous fiscal year without prior approval of the Department of Banking. The Bank may not pay cumulative dividends on its common stock.

         In the absence of other activities conducted by us, our ability to pay dividends will depend upon the earnings of the Bank and fulfillment of the Conditions. However, we cannot assure the future payment of dividends, either in cash or in stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition of GBC Bancorp, Inc. (GBC) and its bank subsidiary, Gwinnett Banking Company at December 31, 1999 and 1998 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about GBC's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

OVERVIEW

         GBC's 1999 results were highlighted by reporting of net income of $445,000 in its second full year of operations and recouping 31% of operating losses incurred in 1997 and 1998. GBC had significant loan and deposit growth not uncommon for a de novo bank. This growth provided a base for GBC's first year of profitability.

FINANCIAL CONDITION AT DECEMBER 31, 1999 AND 1998

Following is a summary of GBC's balance sheets for the years indicated:

                                                                                          December 31,
                                                                                      ---------------------
                                                                                        1999         1998
                                                                                      --------     --------
                                                                                      (DOLLARS IN THOUSANDS)

Cash and due from banks.....................................................          $  3,193     $  1,600
Federal funds sold..........................................................             6,650        2,740
Securities..................................................................             6,837        4,009
Loans, net..................................................................            43,612       24,067
Premises and equipment......................................................               491          612
Other assets................................................................             1,549          297
                                                                                      --------     --------

                                                                                      $ 62,332     $ 33,325
                                                                                      ========     ========

Total deposits..............................................................          $ 53,784     $ 25,008
Other liabilities...........................................................               304          263
Stockholders' equity........................................................             8,244        8,054

                                                                                      $ 62,332     $ 33,325
                                                                                      ========     ========

FINANCIAL CONDITION AT DECEMBER 31, 1999 AND 1998

         As of December 31, 1999, GBC had total assets of $62.3 million, almost doubling its asset size as of December 31, 1998. Total interest-earning assets were $57.1 million at December 31, 1999 or 91.60% of total assets as compared to 92.47% at December 31, 1998. GBC's primary interest-earning assets at December 31, 1999 were loans, which made up 76.38% of total interest-earning assets as compared to 78.10% at December 31, 1998. GBC's loan to deposit ratio was 81.09% at December 31, 1999 as compared to 97.73% at December 31, 1998. Deposit growth of $28.8 million has been used primarily to fund loan growth of $19.5 million.

         GBC's investment portfolio, consisting of U.S. Agency securities, amounted to $6.8 million at December 31, 1999. Unrealized losses on securities amounted to $259,000 at December 31, 1999. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         GBC has 70% of its loan portfolio collateralized by real estate located in GBC's primary market area of Gwinnett County and surrounding counties. GBC's real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. GBC generally requires that loans collateralized by real estate not exceed 80%-85% of the collateral value.

         GBC's remaining 30% of its loan portfolio consists of commercial, consumer, and other loans. GBC requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

         At December 31, 1999, GBC had loan commitments outstanding of $22.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1999, the Bank has arrangements with three commercial banks for additional short-term advances of $4,500,000.

         At December 31, 1999, GBC's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. GBC's stockholders' equity increased due to net income in 1999 of $445,000 and the exercise of stock options of $13,500. GBC's stockholders' equity decreased due to unrealized losses on securities available-for-sale of $270,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to GBC will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to GBC without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for GBC and the Bank as of December 31, 1999 are as follows:

                                                                                  Actual
                                                                  --------------------------------------
                                                                                             Regulatory
                                                                    GBC         Bank        Requirements
                                                                  ------       ------       ------------

Leverage capital ratio......................................      14.98%       14.43%          5.00%
Risk-based capital ratios:
     Core capital...........................................      18.03        17.37           6.00
     Total capital..........................................      19.28        18.63          10.00

At December 31, 1999, GBC had no material commitments for capital expenditures.

         These ratios should decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

         Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

         Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Following is a summary of GBC's operations for the years indicated.

                                                                                         Years Ended
                                                                                         December 31,
                                                                                    ---------------------
                                                                                     1999           1998
                                                                                    ------         ------
                                                                                    (DOLLARS IN THOUSANDS)

Interest income.............................................................        $4,615         $2,484
Interest expense............................................................         1,504            636
Net interest income.........................................................         3,111          1,848



Provision for loan losses...................................................           309            344
Other income................................................................           177             86
Other expenses..............................................................         2,534          2,098
Pretax income (loss)........................................................           445           (508)
Income taxes................................................................            --             --
Net income (loss)...........................................................           445           (508)

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

         The net yield on average interest-earning assets was 7.21% in 1999 as compared to 7.76% in 1998. Average loans increased by $19.8 million which accounted for the majority of the increase in total average interest-earning assets. Average interest-bearing liabilities increased by $17.6 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 10.70% in 1999 from 10.43% in 1998. The rate paid on average interest-bearing liabilities was 4.96% in 1999 and 4.98% in 1998.

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

Provision for Loan Losses

         The provision for loan losses was $309,000 in 1999 as compared to $344,000 in 1998. The amounts provided were due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1999, GBC had nonaccrual loans of $4,000. There were no nonaccrual or impaired loans at December 31, 1998. The allowance for loan losses as a percentage of total loans at December 31, 1999 and 1998 was 1.52%. Actual loan charge-offs were $8,000 during 1999.

Other Income

         Other income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenue and fees. Other income increased to $177,000 in 1999 from $86,000 in 1998. This increase is due primarily to an increase in service charges on deposit accounts of $41,000 and an increase in mortgage loan origination fees of $23,000.

         Other income was $86,000 in 1998 as compared to $33,000 in 1997. The increases are due to GBC being open for an entire year versus only two months in 1997.

Other Expenses

         Other expenses were $2,534,000 in 1999 as compared to $2,098,000 in 1998, an increase of $436,000. Salaries and employee benefits increased by $237,000 due to an increase in the number of full time employees from 21 to 23 and normal salary increases. Equipment and occupancy expenses increased by $267,000 due primarily to increased equipment depreciation of $114,000 and increased building lease expense of $120,000. GBC, which leases its building from a partnership formed by GBC's organizers, occupied the building for the entire year of 1999 as opposed to six months in 1998. Other operating expenses decreased by $67,000 due primarily to a $100,000 increase in data processing costs, communication costs, and other taxes, being offset by a decrease of $167,000 related to the write-off of organization costs.

         Other expenses were $2,098,000 in 1998 as compared to $836,000 in 1997. The increases over 1997 ($519,000 for salaries and employee benefits, $243,000 for equipment and occupancy, and $333,000 for other operating expenses) are due primarily to GBC being open for an entire year versus only two months in 1997. GBC also adopted SOP 98-5 which required the write-off of $167,000 of organization costs.

Income Tax

         GBC has reported no income tax expense for 1999 and 1998 due to accumulated net operating losses.

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

         At December 31, 1999, GBC's cumulative one year interest rate-sensitivity gap ratio was 110%. GBC's targeted ratio is 80% to 120% in this time horizon. This indicates that GBC's interest-earning assets will reprice during this period at a rate faster than GBC's interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of GBC's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of GBC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                                After Three     After One
                                                 Within        Months but       Year but
                                                 Three         Within One      Within Five       After
                                                 Months         Year             Years         Five Years        Total
                                                --------       ----------      -----------     ----------       --------

Interest-earning assets:
   Federal funds sold........................   $  6,650        $     --         $     --        $     --        $  6,650
   Securities................................         --              --            3,931           2,906           6,837
   Loans.....................................     33,370           5,121            4,645           1,150          44,286
                                                --------        --------         --------        --------        --------
                                                  40,020           5,121            8,576           4,056          57,773
                                                ========        ========         ========        ========        ========
Interest-bearing liabilities:
   Interest-bearing demand deposits..........      9,150              --               --              --           9,150
   Savings...................................      3,010              --               --              --           3,010
   Certificates, less than $100,000..........      3,640           8,487            2,666              --          14,793
   Certificates, $100,000 and over...........      5,042          11,750            2,638              --          19,430

                                                  20,842          20,237            5,304              --          46,383
                                                ========        ========         ========        ========        ========

Interest rate sensitivity gap................   $ 19,178        $(15,116)        $  3,272        $  4,056        $ 11,390
Cumulative interest rate sensitivity gap.....   $ 19,178        $  4,062         $  7,334        $ 11,390
Interest rate sensitivity gap ratio..........       1.92             .25             1.62              --
Cumulative interest rate
 sensitivity gap ratio.......................       1.92            1.10             1.16            1.25

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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                             STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

The condensed average balance sheet for the years indicated is presented below.(1)

                                                                        Years Ended
                                                                        December 31,
                                                                -----------------------------
     ASSETS                                                       1999                 1998
                                                                --------             --------
                                                                    (DOLLARS IN THOUSANDS)

Cash and due from banks ............................            $  1,841             $  1,041
Taxable securities .................................               5,502                3,323
Securities valuation account .......................                (109)                   3
Federal funds sold .................................               4,063                6,762
Loans(2) ...........................................              33,561               13,744
Allowance for loan losses ..........................                (502)                (194)
Other assets .......................................               1,145                  535

                                                                $ 45,501             $ 25,214
                                                                ========             ========
Total interest-earning assets ......................            $ 43,126             $ 23,829
                                                                ========             ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ....................            $  6,824             $  4,031
     Interest-bearing demand .......................               7,568                4,581
     Savings .......................................               3,706                1,847
     Time ..........................................              19,071                6,351

         Total deposits ............................            $ 37,169             $ 16,810

     Other liabilities .............................                 218                  111
         Total liabilities .........................              37,387               16,921
     Stockholders' equity ..........................               8,114                8,293

                                                                $ 45,501             $ 25,214
                                                                ========             ========

Total interest-bearing liabilities .................            $ 30,345             $ 12,779
                                                                ========             ========

------------

(1) For each category, average balances were determined using the daily average balances during the year for 1999 and 1998.

(2) The average balance of nonaccrual loans included in average loans for 1999 was less than $1,000. There were no nonaccrual loans included in average loans for 1998.

INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the amount of GBC's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                              Years Ended December 31,
                                                            -----------------------------------------------------------
                                                                        1999                            1998
                                                            --------------------------       --------------------------
                                                                               Average                          Average
                                                            Interest            Rate         Interest             Rate
                                                            --------           -------       --------           -------
                                                                               (DOLLARS IN THOUSANDS)

INTEREST INCOME:
  Interest and fees on loans(1) ....................         $4,066             12.12%         $1,908             13.89%
  Interest on taxable securities ...................            338              6.14             206              6.20
  Interest on Federal funds sold ...................            211              5.19             370              5.47
                                                             ------                            ------
  Total interest income ............................         $4,615             10.70          $2,484             10.43
                                                             ======                            ======

INTEREST EXPENSE:
  Interest on interest-bearing
    demand deposits ................................         $  277              3.67          $  171              3.74%
  Interest on savings deposits .....................            177              4.77              92              5.00
  Interest on time deposits ........................          1,050              5.51             373              5.87
                                                             ------                            ------
  Total interest expense ...........................         $1,504              4.96          $  636              4.98
                                                             ======                            ======

NET INTEREST INCOME ................................         $3,111                            $1,848
  Net interest spread ..............................                             5.74%                             5.45%
  Net yield on average interest-earning assets .....                             7.21%                             7.76%

------------

(1) Interest and fees on loans includes $889,000 and $571,000 of loan fee income for the years ended December 31, 1999 and 1998, respectively. There was no interest income recognized on nonaccrual loans during 1999 or 1998.

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

                                                                           Years Ended December 31,
                                                              --------------------------------------------------
                                                                        1999                        1998
                                                              ------------------------      --------------------
                                                                                Changes Due to:
                                                                                                       Increase
                                                                Rate                Volume             (Decrease)

                                                                             (DOLLARS IN THOUSANDS)

Increase (decrease) in:
  Income from interest-earning assets:
  Interest and fees on loans .....................            $   (272)            $  2,430             $  2,158
  Interest on taxable securities .................                  (2)                 134                  132
  Interest on Federal funds sold .................                 (18)                (141)                (159)
         Total interest income ...................                (292)               2,423                2,131
                                                              --------             --------             --------

  Expense from interest-bearing liabilities:
  Interest on interest-bearing
    demand deposits ..............................                  (3)                 109                  106
  Interest on savings deposits ...................                  (4)                  89                   85
  Interest on time deposits ......................                 (25)                 702                  677
         Total interest expense ..................                 (32)                 900                  868
                                                              --------             --------             --------

         Net interest income .....................            $   (260)            $  1,523             $  1,263
                                                              ========             ========             ========

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                                          December 31,
                                                                                    ----------------------
                                                                                       1999         1998
                                                                                    ---------     --------
                                                                                    (DOLLARS IN THOUSANDS)

U.S. Government agencies....................................................        $  6,837      $  4,009

MATURITIES

         The amounts of securities in each category as of December 31, 1999 are shown in the following table according to contractual maturity classifications
(1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.

                                                                   After one year             After five years
                                    One year or less             through five years           Through ten years
                                  --------------------         ----------------------       --------------------
                                  Yield(1)      Amount         Yield(1)        Amount       Yield(1)      Amount
                                  --------      ------         --------        ------       --------      ------

U.S. Government
 Agencies..................       $   -         $   -           5.88%         $ 3,931        7.10%        $ 2,906

                                     After ten years                    Total
                                  --------------------         ---------------------
                                  Yield(1)      Amount         Yield(1)       Amount
                                  --------      ------         --------       ------

U.S. Government
 Agencies..................       $   -         $   -           6.40%        $ 6,837

------------

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

TYPES OF LOANS

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                          December 31,
                                                                -----------------------------
                                                                  1999                 1998
                                                                --------             --------
                                                                     (DOLLARS IN THOUSANDS)

Commercial .........................................            $  8,662             $  7,275
Construction loans secured by real estate ..........              22,850               13,307
Commercial loans secured by real estate ............               8,237                1,496
Consumer installment loans and other ...............               4,537                2,362
                                                                  44,286               24,440
Less allowance for loan loses ......................                (674)                (373)
     Net Loans .....................................
                                                                $ 43,612             $ 24,067
                                                                ========             ========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                   (DOLLARS IN THOUSANDS)

Commercial
     One year or less............................................         $11,084
     After one year through five years...........................           4,429
     After five years............................................           1,386
                                                                          -------
                                                                           16,899
Construction
     One year or less............................................          22,517
     After one year through five years...........................             321
     After five years............................................              12
                                                                          -------
                                                                           22,850
Other
     One year or less............................................           3,846
     After one year through five years...........................             682
     After five years............................................               9
                                                                          -------
                                                                            4,537
                                                                          -------
                                                                           44,286
                                                                          =======

The following table summarizes loans at December 31, 1999 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                                        (DOLLARS IN THOUSANDS)

                                                                              $  4,705
     Floating or adjustable interest rates.........................              2,134
                                                                              $  6,839
                                                                              ========

RISK ELEMENTS

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1999 and 1998 is as follows:

                                                                       December 31,
                                                                -------------------------
                                                                1999                 1998
                                                                ----                 ----
                                                                  (DOLLARS IN THOUSANDS)

Nonaccrual loans ...................................            $  4                 $  0
Loans contractually past due ninety days
   or more as to interest or principal
   payments and still accruing .....................               0                    0
Restructured loans .................................               0                    0
Loans, now current about which there are serious
   doubts as to the ability of the borrower to
   comply with loan repayment terms ................              52                    0
Interest income that would have been recorded
   on nonaccrual and restructured loans under
   original terms ..................................               1                    0
Interest income that was recorded on
   Nonaccrual and restructured loans ...............               0                    0

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

                                                                                          December 31,
                                                                                    -----------------------
                                                                                       1999          1998
                                                                                    ---------      --------
                                                                                     (DOLLARS IN THOUSANDS)

Average amount of loans outstanding...........................................      $ 33,561       $ 13,744

Balance of allowance for loan losses at beginning of year.....................      $    373       $     29

Loans charged off.............................................................
   Commercial and financial                                                               8              --
   Real estate................................................................           --              --
   Installment................................................................            8              --
                                                                                    -------        --------
                                                                                          8              --

Loans recovered...............................................................
   Commercial and financial...................................................           --              --
   Real estate mortgage.......................................................           --              --
   Installment................................................................           --              --
                                                                                    -------        --------
                                                                                         --              --
   Net charge-offs............................................................            8              --
                                                                                    -------        --------

   Additions to allowance charged to
     operating expense during year............................................          309             344
                                                                                    -------        --------
   Balance of allowance for loan
     losses at end of year....................................................      $   674        $    373
                                                                                    =======        ========
   Ratio of net loans charged off during the year
     to average loans outstanding.............................................      $   .02        $     --%
                                                                                    =======        =======

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

As of December 31, 1999 and 1998, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                               December 31, 1999                December 31, 1998
                                                              Percent of loans in              Percent of loans in
                                                                each category                    each category
                                                          ---------------------------      ---------------------------
                                                            Amount     to total loans       Amount      to total loans
                                                          ---------    --------------      --------     --------------
                                                                              (DOLLARS IN THOUSANDS)

Commercial..........................................      $     128           19%          $     56            30%
Construction loans secured by real estate...........            351           52                243            54
Commercial loans secured by real estate.............            128           19                 37             6
Consumer installment loans and other................             67           10                 37            10
                                                          ---------         ----           --------          ----
                                                          $     674          100%          $    373           100%
                                                          =========         ====           ========          ====


                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below.(1)

                                                                                 Years Ended December 31,
                                                                             1999                      1998
                                                                   -------------------------------------------------
                                                                     Amount       Percent       Amount       Percent
                                                                   ---------      -------     ---------      -------
                                                                                  (DOLLARS IN THOUSANDS)

Noninterest-bearing demand deposits..........................      $   6,824          --%     $   4,031         --%
Interest-bearing demand deposits.............................          7,568        3.67          4,581       3.74
Savings deposits.............................................          3,706        4.77          1,847       5.00
Time deposits................................................         19,071        5.51          6.351       5.87
                                                                   ---------                  ---------
                                                                   $  37,169                  $  16,810
                                                                   =========                  =========

------------

(1)      Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                                    (DOLLARS IN THOUSANDS)

Three months or less.........................................................             $   5,143
Over three months through six months.........................................                 6,696
Over six through twelve months...............................................                 5,054
Over twelve months...........................................................                 2,638
                                                                                          ---------

         Total...............................................................             $  19,531
                                                                                          =========

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the years indicated is presented below.

                                                                                             December 31,
                                                                                        ---------------------
                                                                                         1999           1998
                                                                                        ------         ------
                                                                                       (DOLLARS IN THOUSANDS)

Return on assets(1)..........................................................             .98%         (2.01)%
Return on equity(2)..........................................................            5.48          (6.12)
Dividend payout ratio(3).....................................................              --             --
Equity to assets ratio(4)....................................................           17.83          32.89

------------

(1)       Net income (loss) divided by average total assets.
(2)       Net income (loss) divided by average equity.
(3)       Dividends declared per share of common stock divided by net income
          (loss) per share.
(4)       Average common equity divided by average total assets.



ITEM 7.  FINANCIAL STATEMENTS

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1999


                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITOR'S REPORT................................................37

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................................38
     CONSOLIDATED STATEMENTS OF OPERATIONS..................................39
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS).................40
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY .......................41
     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................42
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................43-63

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
GBC Bancorp, Inc.
Lawrenceville, Georgia


                  We have audited the accompanying consolidated balance sheets of GBC Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                    /S/ MAULDIN & JENKINS, LLC



Atlanta, Georgia
March 2, 2000

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                  ASSETS                              1999             1998
                                                                   -----------      -----------

Cash and due from banks                                            $ 3,192,647      $ 1,600,046
Federal funds sold                                                   6,650,000        2,740,000
Securities available-for-sale                                        6,836,993        4,008,520

Loans                                                               44,285,792       24,439,863
Less allowance for loan losses                                         674,143          372,683
                                                                   -----------      -----------
        Loans, net                                                  43,611,649       24,067,180

Equipment                                                              491,628          612,166
Other assets                                                         1,548,909          296,928
                                                                   -----------      -----------

        Total assets                                               $62,331,826      $33,324,840
                                                                   ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                     $ 7,310,817      $ 5,311,665
    Interest-bearing demand                                          9,149,735        6,808,561
    Savings                                                          3,099,601        3,473,772
    Time, $100,000 and over                                         19,530,671        5,544,381
    Other time                                                      14,693,018        3,869,148
                                                                   -----------      -----------
        Total deposits                                              53,783,842       25,007,527
    Other liabilities                                                  304,077          263,047
                                                                   -----------      -----------
        Total liabilities                                           54,087,919       25,270,574
                                                                   -----------      -----------

Commitments and contingent liabilities

Stockholders' equity
Common stock, par value $1; 3,000,000 shares authorized;
    951,580 and 950,080 issued and outstanding, respectively           951,580          950,080
Capital surplus                                                      8,540,327        8,526,827
Accumulated deficit                                                   (989,210)      (1,434,200)
Accumulated other comprehensive income (loss)                         (258,790)          11,559
                                                                   -----------      -----------

        Total stockholders' equity                                   8,243,907        8,054,266
                                                                   -----------      -----------

        Total liabilities and stockholders' equity                 $62,331,826      $33,324,840
                                                                   ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                    1999             1998
                                                                 ----------      -----------
Interest income
   Loans                                                         $4,066,177      $ 1,908,548
   Taxable securities                                               337,830          206,090
   Federal funds sold                                               210,913          369,851
                                                                 ----------      -----------
       Total interest income                                      4,614,920        2,484,489

Interest expense on deposits                                      1,504,334          636,249
                                                                 ----------      -----------

       Net interest income                                        3,110,586        1,848,240
Provision for loan losses                                           309,161          343,987
                                                                 ----------      -----------
       Net interest income after provision for
         loan losses                                              2,801,425        1,504,253
                                                                 ----------      -----------

Other income
  Service charges on deposit accounts                                66,863           25,630
  Other operating income                                            110,200           60,645
                                                                 ----------      -----------
       Total other income                                           177,063           86,275
                                                                 ----------      -----------

Other expenses
  Salaries and employee benefits                                  1,390,288        1,154,611
  Equipment and occupancy expenses                                  593,637          327,031
  Other operating expenses                                          549,573          449,770
                                                                 ----------      -----------
       Total other expenses                                       2,533,498        1,931,412
                                                                 ----------      -----------

       Income (loss) before income taxes and cumulative
         effect of a change in accounting principle                 444,990         (340,884)

Income tax expense                                                       --               --
                                                                 ----------      -----------

       Income (loss) before cumulative effect of a
         change in accounting principle                             444,990         (340,884)

Cumulative effect of a change in accounting principle                    --         (166,884)
                                                                 ----------      -----------

             Net income (loss)                                   $  444,990      $  (507,768)
                                                                 ==========      ===========

Basic and diluted earnings (losses) per common share before
  cumulative effect of a change in accounting principle          $     0.47      $     (0.36)

Cumulative effect of a change in accounting principle                  0.00            (0.17)
                                                                 ----------      -----------

Basic and diluted earnings (losses) per common share             $     0.47      $     (0.53)
                                                                 ==========      ===========

See Notes to Consolidated Financial Statements.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                            1999            1998
                                                         ---------       ---------

Net income (loss)                                        $ 444,990       $(507,768)

Other comprehensive income (loss):

    Unrealized holding gains (losses) on securities
      available-for-sale arising during period            (270,349)         11,559
                                                         ---------       ---------

Comprehensive income (loss)                              $ 174,641       $(496,209)
                                                         =========       =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                     ACCUMULATED
                                       COMMON STOCK                                     OTHER           TOTAL
                                    ------------------    CAPITAL     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                    SHARES   PAR VALUE    SURPLUS       DEFICIT     INCOME (LOSS)       EQUITY
                                    -------  ---------   ----------   -----------   -------------   -------------

BALANCE, DECEMBER 31, 1997          950,080  $950,080    $8,526,827   $  (926,432)    $      --     $ 8,550,475
    Net loss                             --        --            --      (507,768)           --       (507,768)
    Other comprehensive income           --        --            --            --        11,559          11,559
                                    -------  --------    ----------   -----------     ---------     -----------
BALANCE, DECEMBER 31, 1998          950,080  $950,080    $8,526,827   $(1,434,200)    $  11,559     $ 8,054,266
    Net income                           --        --            --       444,990            --         444,990
    Exercise of stock options         1,500     1,500        13,500            --            --          15,000
    Other comprehensive (loss)           --        --            --            --      (270,349)       (270,349)
                                    -------  --------    ----------   -----------     ---------     -----------
BALANCE, DECEMBER 31, 1999          951,580  $951,580    $8,540,327   $  (989,210)    $(258,790)    $ 8,243,907
                                    =======  ========    ==========   ===========     =========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                           1999                   1998
                                                                      ------------           ------------
OPERATING ACTIVITIES
  Net income (loss)                                                   $    444,990           $   (507,768)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                           213,763                117,320
    Deferred income taxes                                                  (49,949)                    --
    Write-off of organization costs                                             --                166,884
    Provision for loan losses                                              309,161                343,987
    Increase in interest receivable                                       (176,295)              (240,513)
    Increase in interest payable                                             9,423                196,546
    Other operating activities                                             (61,130)                25,336
                                                                      ------------           ------------

        Net cash provided by operating activities                          689,963                101,792
                                                                      ------------           ------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                            (6,594,906)            (4,496,563)
  Proceeds from maturities of securities available-for-sale              3,496,084                499,602
  Net (increase) decrease in Federal funds sold                         (3,910,000)             6,960,000
  Net increase in loans                                                (19,853,630)           (22,569,394)
  Purchase of equipment                                                    (93,225)              (590,393)
  Purchase of life insurance policies                                     (933,000)                    --
                                                                      ------------           ------------

        Net cash used in investing activities                          (27,888,677)           (20,196,748)
                                                                      ------------           ------------

FINANCING ACTIVITIES
  Net increase in deposits                                              28,776,315             20,735,885
  Proceeds from exercise of stock options                                   15,000                     --
                                                                      ------------           ------------

        Net cash provided by financing activities                       28,791,315             20,735,885
                                                                      ------------           ------------

Net increase in cash and due from banks                                  1,592,601                640,929

Cash and due from banks at beginning of year                             1,600,046                959,117
                                                                      ------------           ------------

Cash and due from banks at end of year                                $  3,192,647           $  1,600,046
                                                                      ============           ============

SUPPLEMENTAL DISCLOSURES
   Cash paid for:
        Interest                                                      $  1,494,911           $    439,703

        Income taxes                                                  $     80,000           $         --

NONCASH TRANSACTION
  Unrealized (gains) losses on securities available-for-sale          $    270,349           $    (11,559)


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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        SECURITIES

         Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. Currently, all securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses reported in other comprehensive income.

         Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

        LOANS

         Loans are reported at their outstanding principal balances less deferred fees and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

         Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the estimated life of the loans.

         The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        LOANS (CONTINUED)

         A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

        EQUIPMENT

         Equipment is carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

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

         Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

         The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        EARNINGS (LOSSES) PER COMMON SHARE

         Basic earnings (losses) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

        CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption was encouraged for fiscal years in which financial statements had not been issued. During 1998, the Company wrote off $166,884 of unamortized organization costs upon adoption of SOP 98-5. Prior to the adoption of SOP 98-5, the Company was amortizing these costs over a five year period.

        COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, ("Reporting Comprehensive Income"), describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

        RECLASSIFICATIONS

         Certain items of other expenses in the statement of operations for the year ended December 31, 1998 have been reclassified to be consistent with classifications adopted for the year ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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


NOTE 2. SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                                   GROSS             GROSS
                                               AMORTIZED         UNREALIZED      UNREALIZED          FAIR
                                                 COST              GAINS           LOSSES            VALUE
                                              -----------       -----------      ----------       ----------

         SECURITIES AVAILABLE-FOR-SALE
           DECEMBER 31, 1999:
           U.S. GOVERNMENT AND
              AGENCY SECURITIES               $ 7,095,783               --       $  (258,790)     $ 6,836,993
                                              ===========        ==========      ===========      ===========

         SECURITIES AVAILABLE-FOR-SALE
           DECEMBER 31, 1998:
           U.S. GOVERNMENT AND
              AGENCY SECURITIES               $ 3,996,961        $   11,559      $        --      $ 4,008,520
                                              ===========        ==========      ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2.  SECURITIES (CONTINUED)

         The amortized cost and fair value of securities as of December 31, 1999 by contractual maturity are shown below.

                                                    AMORTIZED        FAIR
                                                       COST          VALUE
                                                   -----------    -----------

             Due from one year to five years       $ 4,095,783    $ 3,930,526
             Due from five years to ten years        3,000,000      2,906,447
                                                   -----------   ------------
                                                   $ 7,095,783    $ 6,836,993
                                                   ===========   ============

         Securities with a carrying value of $486,565 and $500,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                                                                 DECEMBER 31,
                                                             1999           1998
                                                         -------------  -------------

          Commercial                                     $   8,662,176   $  7,275,141
          Commercial loans secured by real estate            8,384,203      1,606,074
          Construction loans secured by real estate         22,850,298     13,307,286
          Consumer installment and other                     4,536,847      2,361,648
                                                         -------------   ------------
                                                            44,433,524     24,550,149
          Deferred fees                                       (147,732)      (110,286)
          Allowance for loan losses                           (674,143)      (372,683)
                                                         -------------   ------------
          Loans, net                                     $  43,611,649   $ 24,067,180
                                                         =============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

         Changes in the allowance for loan losses are as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                             1999               1998
                                                                       --------------    ---------------

                   BALANCE, BEGINNING OF YEAR                          $      372,683    $        28,696
                      Provision for loan losses                               309,161            343,987
                      Loans charged off                                        (7,701)                --
                      Recoveries of loans previously charged off                   --                 --
                                                                       --------------    ---------------
                   BALANCE, END OF YEAR                                $      674,143    $       372,683
                                                                       ==============    ===============

               The total recorded investment in impaired loans was $63,097 at December 31, 1999. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan"), at December 31, 1999. The average recorded investment in impaired loans for 1999 was $56,631. Interest income recognized on impaired loans for cash payments received was not material for the year ended 1999. Management had identified no amounts of impaired loans in 1998.

               The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

                           BALANCE, BEGINNING OF YEAR         $      2,285,643
                              Advances                               2,330,778
                              Repayments                            (1,360,092)
                                                              ----------------
                           BALANCE, END OF YEAR               $      3,256,329
                                                              ================

NOTE 4.  EQUIPMENT

         Equipment is summarized as follows:

                                                             DECEMBER 31,
                                                  -------------------------------
                                                        1999              1998
                                                  -------------    --------------

                  Equipment                       $     827,937    $      734,712
                  Accumulated depreciation             (336,309)         (122,546)
                                                  -------------    --------------
                                                  $     491,628    $      612,166
                                                  =============    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  DEPOSITS

         The scheduled maturities of time deposits at December 31, 1999 are as follows:

                      2000                             $     28,908,361
                      2001                                    4,443,035
                      2002                                      148,418
                      2003                                      723,875
                                                       ----------------
                                                       $     34,223,689
                                                       ================

         The Company had related party deposits of $2,549,876 and $2,134,156 at December 31, 1999 and 1998, respectively.


NOTE 6.  DEFERRED COMPENSATION PLAN

         In 1999, the Company established a deferred compensation plan providing for death and retirement benefits for its directors and executive officers. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the directors and executive officers. The balance of the policy cash surrender values included in other assets at December 31, 1999 is $935,494. Income recognized on the policies amounted to $2,494 for the year ended December 31, 1999. There was no deferred compensation liability or expense recognized as of and for the year ended December 31, 1999.


NOTE 7.  INCOME TAXES

         Income tax expense consists of the following:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                               1999                1998
                                                                                         ---------------     ---------------
                      Current                                                            $       175,471      $      (65,289)
                      Deferred                                                                   (31,629)           (107,012)
                      Change in valuation allowance                                             (143,842)            172,301
                                                                                         ---------------     ---------------
                      Income tax expense                                                 $            --      $           --
                                                                                         ===============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                             1999                          1998
                                                ---------------------------     --------------------------
                                                  AMOUNT          PERCENT        AMOUNT          PERCENT
                                                ----------       ----------     ----------      ----------

         Income taxes at statutory rate         $  151,297               34%    $ (172,641)            (34)%
         Change in valuation allowance            (143,842)             (32)       172,301              34
                                                    (7,455)              (2)           340              --
                                                ----------       ----------     ----------      ----------
         Other                                  $       --               --%    $       --              --%
                                                ==========       ==========     ==========      ==========

         The components of deferred income taxes are as follows:

                                                                DECEMBER 31,
                                                        ----------------------------
                                                          1999              1998
                                                        ---------          ---------

         Deferred tax assets:
           Loan loss reserves                           $ 175,168          $  88,310
           Loan fees                                       50,229             37,497
           Preopening and organization expenses           181,382            245,344
           Net operating loss carryforward                     --            125,522
           Securities available-for-sale                   87,988                 --
           Other                                               --                102
                                                        ---------          ---------
                                                          494,767            496,775
         Valuation allowance                             (431,434)          (483,358)
                                                        ---------          ---------
                                                           63,333             13,417
                                                        ---------          ---------
         Deferred tax liabilities:
           Depreciation                                    13,384              9,487
           Loan loss reserves                                  --                 --
           Securities available-for-sale                       --              3,930
                                                        ---------          ---------
                                                           13,384             13,417
                                                        ---------          ---------

         Net deferred tax assets                        $  49,949          $      --
                                                        =========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  RELATED PARTY TRANSACTIONS AND LEASES

         The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The lease agreement also requires the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitment under this lease at December 31, 1999 is due as follows:


         During the next five years                                        $    1,432,980
         During the remaining term of the lease                                 2,865,960
                                                                           --------------
                                                                           $    4,298,940
                                                                           ==============

                  Total rental expense is summarized as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                          1999               1998
                                                        ---------          ---------

         GBC Properties, LLC                            $ 238,830          $  59,708
         Other third parties                                   --             58,293
                                                        ---------          ---------
                                                        $ 238,830          $ 118,001
                                                        =========          =========


NOTE 9.  STOCK OPTIONS

                  The Company has reserved 180,000 shares of common stock for issuance to key employees and directors under an incentive stock option plan. The options granted are exercisable at a price of $10 and expire ten years from the grant date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other pertinent information related to the options is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                                      1999                        1998
                                                            -------------------------     -------------------------
                                                                            WEIGHTED-                      WEIGHTED-
                                                                             AVERAGE                       AVERAGE
                                                                            EXERCISE                       EXERCISE
                                                             NUMBER           PRICE        NUMBER           PRICE
                                                            ---------       ---------     ----------      ----------

         Under option, beginning of year                       60,000       $   10.00             --      $      --
            Granted                                            45,000           10.00         60,000          10.00
            Exercised                                          (1,500)          10.00             --             --
            Terminated                                      ---------              --             --             --
                                                                                          ----------
         Under option and exercisable, end of year            103,500           10.00         60,000          10.00
                                                            =========                     ==========
         Weighted average remaining contractual life                9                             10
                                                            =========                     ==========

         Weighted average fair value of
            options granted during the year                 $    4.86                     $     3.97
                                                            =========                     ==========

         As permitted by SFAS No. 123, ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). As allowed by APB Opinion No. 25, the Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1999 and 1998. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income (loss) and earnings (losses) per share would have changed as follows:


                                                         YEAR ENDED DECEMBER 31, 1999
                                                       ---------------------------------
                                                                            BASIC AND
                                                                        DILUTED EARNINGS
                                                       NET INCOME           PER SHARE
                                                       ----------       ----------------

         As reported                                    $ 444,990          $    0.47
         Stock-based compensation,
            net of related tax effect                    (144,382)             (0.15)
                                                        ---------          ---------
         As adjusted                                    $ 300,608          $    0.32
                                                        =========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               YEAR ENDED DECEMBER 31, 1998
                                                                              ------------------------------
                                                                                                 BASIC AND
                                                                                              DILUTED LOSSES
                                                                              NET LOSS           PER SHARE
                                                                             ----------       --------------
         As reported                                                         $ (507,768)           $   (0.53)
         Stock-based compensation,
            net of related tax effect                                          (157,145)               (0.16)
                                                                             ----------       --------------
         As adjusted                                                         $ (664,913)           $   (0.69)
                                                                             ==========       ==============

         The fair value of the options granted during the year was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:

                                                                                YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                               1999                1998
                                                                          ---------------    ------------------
         Risk-free interest rate                                                   6.77%                 5.12%
         Expected life of the options                                           10 years              10 years
         Expected dividends (as a percent of the fair value of the stock)             0%                    0%
         Volatility                                                                   0%                    0%


NOTE 10. EARNINGS (LOSSES) PER COMMON SHARE

         The following is a reconciliation of net income (loss) and weighted-average shares outstanding used in determining basic and diluted earnings (losses) per common share:


                                                             YEAR ENDED DECEMBER 31, 1999
                                                     -------------------------------------------
                                                        NET        WEIGHTED-AVERAGE   PER SHARE
                                                       INCOME           SHARES          AMOUNT
                                                     -----------     -----------       --------
         BASIC EARNINGS PER COMMON SHARE             $   444,990         950,298       $   0.47
                                                                                       ========
         EFFECT OF DILUTIVE SECURITIES
            Stock options                                     --              --
                                                     -----------     -----------
         DILUTED EARNINGS PER COMMON SHARE           $   444,990         950,298       $   0.47
                                                     ===========     ===========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 YEAR ENDED DECEMBER 31, 1998
                                                                   -----------------------------------------------------
                                                                      NET             WEIGHTED-AVERAGE         PER SHARE
                                                                      LOSS                 SHARES               AMOUNT
                                                                   ---------          ----------------        ----------
          BASIC LOSSES PER COMMON SHARE                            $(507,768)              950,080             $   (0.53)
                                                                                                               =========
          EFFECT OF DILUTIVE SECURITIES
             Stock options                                                --                    --
                                                                   ---------             ---------
          DILUTED LOSSES PER COMMON SHARE                          $(507,768)              950,080             $   (0.53)
                                                                   =========             =========             =========

         Because the exercise price of the stock options approximate the fair value of the Company's common stock, the stock options have no dilutive effect.


NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

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

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                                DECEMBER 31,
                                                                         ----------------------------
                                                                             1999            1998
                                                                         -------------  -------------

         Letters of credit                                               $    704,246   $      26,605
         Commitments to extend credit                                      21,739,731      16,080,774
                                                                         ------------   -------------
                                                                         $ 22,443,977   $  16,107,379
                                                                         ============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 12. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Gwinnett County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

         Seventy percent the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
         Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $2,025,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, no dividends could be declared without regulatory approval.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective provisions are not applicable to bank holding companies.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                         TO BE WELL
                                                                                     FOR CAPITAL      CAPITALIZED UNDER
                                                                                      ADEQUACY        PROMPT CORRECTIVE
                                                                  ACTUAL              PURPOSES        ACTION PROVISIONS
                                                           --------------------   ----------------   -------------------
                                                            AMOUNT      RATIO     AMOUNT     RATIO    AMOUNT     RATIO
                                                           --------    --------   -------   -------  --------   -------
                                                                                (DOLLARS IN THOUSANDS)
                                                           -------------------------------------------------------------
          DECEMBER 31, 1999:
          TOTAL CAPITAL TO RISK WEIGHTED ASSETS:
             CONSOLIDATED                                  $9,094       19.28%     $3,773      8%      $  N/A     N/A
             BANK                                          $8,785       18.63%     $3,773      8%      $4,716      10%
          TIER I CAPITAL TO RISK WEIGHTED ASSETS:
             CONSOLIDATED                                  $8,503       18.03%     $1,887      4%      $  N/A     N/A
             BANK                                          $8,194       17.37%     $1,887      4%      $2,830       6%
          TIER I CAPITAL TO AVERAGE ASSETS:
             CONSOLIDATED                                  $8,503       14.98%     $2,271      4%      $  N/A     N/A
             BANK                                          $8,194       14.43%     $2,271      4%      $2,839       5%

          December 31, 1998:
          Total Capital to Risk Weighted Assets:
             Consolidated                                  $8,365       32.50%     $2,060      8%      $  N/A     N/A
             Bank                                          $8,040       31.24%     $2,060      8%      $2,574      10%
          Tier I Capital to Risk Weighted Assets:
             Consolidated                                  $8,043       31.25%     $1,030      4%      $  N/A     N/A
             Bank                                          $7,718       29.99%     $1,030      4%      $1,545       6%
          Tier I Capital to Average Assets:
             Consolidated                                  $8,043       25.77%     $1,249      4%      $  N/A     N/A
             Bank                                          $7,718       24.73%     $1,249      4%      $1,561       5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD:

         The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

         SECURITIES AVAILABLE-FOR-SALE:

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

         The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                                DECEMBER 31, 1999              December 31, 1998
                                                            --------------------------     -------------------------
                                                             CARRYING         FAIR          Carrying        Fair
                                                              AMOUNT          VALUE          Amount         Value
                                                            ----------      ----------     ----------     ----------
         FINANCIAL ASSETS:
            Cash, due from banks,
               and Federal funds sold                      $ 9,842,647     $ 9,842,647    $ 4,340,046    $ 4,340,046
            Securities available-for-sale                    6,836,993       6,836,993      4,008,520      4,008,520
            Loans                                           43,611,649      44,248,307     24,067,180     24,540,036
            Accrued interest receivable                        434,485         434,485        258,190        258,190

         FINANCIAL LIABILITIES:
            Deposits                                        53,783,842      54,104,299     25,007,527     25,084,466
            Accrued interest payable                           210,922         210,922        201,499        201,499

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                          1999               1998
                                                        ---------          ---------
         Other operating income:
            Mortgage origination fees                   $  62,790          $  39,793
         Other operating expenses:
            Telephone                                      46,547             31,202
            Office supplies                                37,556             49,385
            Professional and consulting                   116,048            107,274
            Data processing                                79,485             67,152


NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of operations and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 1999 and 1998

                            CONDENSED BALANCE SHEETS


                                                                                       1999               1998
                                                                                    ----------         ----------

          ASSETS
             Cash                                                                   $  308,287         $  329,372
             Investment in subsidiary                                                7,935,620          7,729,894
                                                                                    ----------         ----------

                Total assets                                                        $8,243,907         $8,059,266
                                                                                    ==========         ==========

          LIABILITIES                                                               $       --         $    5,000
          STOCKHOLDERS' EQUITY                                                       8,243,907          8,054,266
                                                                                    ----------         ----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $8,243,907         $8,059,266
                                                                                    ==========         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                      1999               1998
                                                                                    ----------         ----------
          EXPENSES
             Write-off of organization costs                                        $       --         $   72,514
             Other expenses                                                             31,085             36,749
                                                                                    ----------         ----------
                 TOTAL EXPENSES                                                         31,085            109,263
                                                                                    ----------         ----------

                 LOSS BEFORE EQUITY IN UNDISTRIBUTED
                     EARNINGS (LOSS) OF SUBSIDIARY                                     (31,085)          (109,263)

          EQUITY IN UNDISTRIBUTED EARNINGS (LOSS)
             OF SUBSIDIARY                                                             476,075           (398,505)
                                                                                    ----------         ----------

                  NET INCOME (LOSS)                                                 $  444,990         $ (507,768)
                                                                                    ==========         ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       1999              1998
                                                                                    ----------         ----------

          OPERATING ACTIVITIES
             Net income (loss)                                                      $  444,990         $ (507,768)
             Adjustments to reconcile net income (loss) to net
                cash used in operating activities:
                Write-off of organization costs                                             --             72,514
                Equity in undistributed (earnings) loss of subsidiary                 (476,075)           398,505
                Other operating activities                                              (5,000)             5,000
                                                                                    ----------         ----------

                    Net cash used in operating activities                              (36,085)           (31,749)
                                                                                    ----------         ----------

          FINANCING ACTIVITIES
             Proceeds from exercise of stock options                                    15,000                 --
                                                                                    ----------         ----------

                    Net cash provided by financing activities                           15,000                 --
                                                                                    ----------         ----------

          Net decrease in cash                                                         (21,085)           (31,749)

          Cash at beginning of year                                                    329,372            361,121
                                                                                    ----------         ----------

          Cash at end of year                                                       $  308,287         $  329,372
                                                                                    ==========         ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the current members our Board of Directors and the Board of Directors of the Bank, our senior and executive officers and the senior executive officers of the Bank (a) their names, addresses and ages at December 31, 1999, (b) the positions they hold, if any, and (c) the year first elected as a Director.

                                                                                              YEAR FIRST
                                                                                              ELECTED AS
           NAME                       AGE    POSITION HELD                                    A DIRECTOR
       ------------                   ---    -------------                                    ----------
       Larry D. Key                    54    President, Chief Executive Officer                 1996
                                             and Chairman of the Company and the Bank

       John T. Hopkins III             58    Executive Vice President, Chief
                                             Financial Officer, Secretary and
                                             Treasurer of the Company and the Bank

       Michael A. Roy                  55    Executive Vice President and Chief
                                             Credit Officer of the Bank

       Paul C. Birkhead                55    Senior Vice President and
                                             Commercial Loan Officer of the Bank

       Michael L. Couch                39    Senior Vice President of the Bank

       Marcia N. Watkins               54    Senior Vice President and Chief
                                             Operations Officer of the Bank

       James B. Ballard                55    Director of the Company and the Bank               1996

       Jerry M. Boles                  59    Director of the Company and the Bank               1996

                                                                                              YEAR FIRST
                                                                                              ELECTED AS
           NAME                       AGE    POSITION HELD                                    A DIRECTOR
       ------------                   ---    -------------                                    ----------
       W. H. Britt                     61    Director of the Company and the Bank               1996

       Richard F. Combs                52    Director of the Company and the Bank               1997

       William G. Hayes                61    Director of the Company and the Bank               1997

       Douglas A. Langley              42    Director of the Company and the Bank               1997

       Norris J. Nash                  72    Director of the Company and the Bank               1996

       J. Joseph Powell                56    Director of the Company and the Bank               1997

       William S. Stanton, Jr.         45    Director of the Company and the Bank               1996

BIOGRAPHIES

         JAMES B. BALLARD has been a member of our Board of Directors since 1996. Mr. Ballard was the Chief Executive Officer, founder, and a member of the board of directors from 1972 until January 1996 of Spartan Constructors, Inc. Mr. Ballard currently serves as President and Chief Executive Officer of The Spartan Group, an industrial contractor serving the continental United States.

         PAUL C. BIRKHEAD was Executive Vice President and Senior Lending Officer of Commercial Bank of Georgia from 1988 when Commercial Bank opened until July 1995 when he resigned to participate in our organizing group. Mr. Birkhead was Group Vice President of Commercial Lending of Heritage Bank from 1984 until November 1987, when Heritage merged with Bank South, N.A. Mr. Birkhead was Vice President of Commercial Lending for Bank South, N.A. until he resigned in January 1988 to join the organizing group of Commercial Bank of Georgia.

         JERRY M. BOLES has been a member of our Board of Directors since 1996. Mr. Boles has been in the wholesale automotive after-market for 35 years. Mr. Boles is owner and President of Boles Parts Supply, Inc., which was founded in 1964, with headquarters in Atlanta, Georgia and distribution warehouses in Oklahoma City, Oklahoma; Tappahannock, Virginia and Dahlonega, Georgia.

         W. H. BRITT has been a member of our Board of Directors since 1996. Mr. Britt has been an active businessman in the Gwinnett County area, since 1975. He is the founder and owner of

H & H Truck and Tractor, Inc., an equipment sales company, and W. H. Britt and Associates, Inc., a real estate brokerage and development company. Mr. Britt was an organizer of Gwinnett County Bank (Heritage Bank) in 1972 and served as a director until 1987 when the bank was sold.

         RICHARD F. COMBS has been a member of our Board of Directors since 1997. Mr. Combs is the Founder and President of Pureflow Ultraviolet, Inc., a company specializing in ultraviolet disinfecting equipment, parts and services to industrial clients since 1978.

         MICHAEL L. COUCH has served as Senior Vice President of the Bank since February 1998. Prior to February 1998, Mr. Couch served as Senior Vice President of Construction Lending for Colonial Bank. Colonial Bank acquired Commercial Bank of Georgia in 1996. Mr. Couch served as Senior Vice President of Commercial Bank of Georgia from 1988 until the merger with Colonial Bank in 1996.

         WILLIAM G. HAYES has been a member of our Board of Directors since 1997. Mr. Hayes is President and Chairman of Hayes, James and Associates, an engineering and survey company based in Duluth, Georgia. Mr. Hayes was a director of the First National Bank of Gwinnett from 1984 to 1986.

         JOHN T. HOPKINS III was the Chief Financial Officer and Executive Vice President of Commercial Bank of Georgia until he resigned in July 1996 to participate in our organizing group. Mr. Hopkins was Chief Financial Officer and Chief Operating Officer of Paragon Mortgage from 1993 to 1995. He was Chief Financial Officer of West Corp. which operated commercial, electrical and mechanical contracting companies from 1989 to 1993. From 1985 to 1989, he was Internal Auditor and Chief Financial Officer of Heritage Bank and Corporate Accountant of Williams Service Group. Prior to 1985, Mr. Hopkins was a partner with H. H. Brunet and Company, Certified Public Accountants, specializing in the financial services industry.

         LARRY D. KEY has been a member of our Board of Directors since 1996. Mr. Key was the Executive Vice President and Chief Lending Officer of Commercial Bank of Georgia from the merger of Commercial Bank of Georgia and Commercial Bank of Gwinnett in March 1995 until he resigned in July 1996 to participate in our organizing group and the Bank's organizing group. Mr. Key served as President and Chief Executive Officer of the former Commercial Bank of Georgia from 1994 until merger. He served as Executive Vice President and Chief Credit Officer of the former Commercial Bank of Georgia from 1992 until 1994. Mr. Key was senior Vice President from the opening of the former Commercial Bank of Georgia in 1988 until 1992. He was Group Vice President and an advisory director of Heritage Bank from 1984 until 1987. Mr. Key managed Moores Building Center, Inc. in Dahlonega, Georgia from 1987 to 1988. Mr. Key served as a director of Commercial Bancorp of Georgia, Inc. and Commercial Bank of Georgia from their initial organization in 1988 until July 1996.

         DOUGLAS A. LANGLEY has been a member of our Board of Directors since 1997. Mr. Langley is the current managing partner of Ashworth and Associates, a CPA firm in Tucker and Lawrenceville, Georgia. He has been a member of the firm since 1977.

         NORRIS J. NASH has been a member of our Board of Directors since 1996. Mr. Nash is the President of Metropolitan Land Development and Investment Corporation and Gwinnett-DeKalb, Inc. He has been a real estate developer since 1962. Mr. Nash has served as director of the former Gwinnett County Bank, and on the Advisory Board of Wachovia Bank of Georgia, N.A. Mr. Nash was a member of the House of Representatives for Gwinnett County, District 22, Post #1 from 1967 to 1969.

         J. JOSEPH POWELL has been a member of our Board of Directors since 1997. Mr. Powell has been President of Joe Powell and Associates, Inc. since 1971 representing Liebert Corporation, provider of mechanical equipment for computer operations.

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

         WILLIAM S. STANTON, JR. has been a member of our Board of Directors since 1996. Mr. Stanton is President of Print Direction, Inc. and Atlanta Screen Print, Inc. Mr. Stanton has served as President of Print Direction since its inception in 1984 and Atlanta Screen Print since 1988. He was an Account Representative with Xerox Corporation from 1977 to 1981.

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

         We are not subject to filings required by Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides information with respect to the annual compensation for services in all capacities to the Company for 1997, 1998 and 1999 for the Chief Executive Officer. No other officer of the Company earned more than $100,000 in 1999.

         SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                   ANNUAL                   COMPENSATION AWARDS
                                                              COMPENSATION (1)              -------------------
                NAME AND                                      ----------------                  SECURITIES
           PRINCIPAL POSITION                  YEAR          SALARY          BONUS          UNDERLYING OPTIONS
           ------------------                  ----         --------         -----          -------------------
Larry D. Key                                   1999         $130,000           --                  10,000
   President, Chief Executive Officer          1998         $130,000           --                   6,000
   and Chairman                                1997         $130,000           --                      --

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

STOCK OPTIONS GRANTS AND YEAR END VALUES

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                             INDIVIDUAL GRANTS
                                                         -------------------------------------------------------
                                                         PERCENT OF TOTAL
                           NUMBER OF SECURITIES          OPTIONS GRANTED       EXERCISE OF
                            UNDERLYING OPTIONS             TO EMPLOYEES        BASE PRICE
         NAME                  GRANTED(1)                 IN FISCAL YEAR        PER SHARE        EXPIRATION DATE
         ----              --------------------          ----------------      -----------       ---------------
Larry D. Key                      10,000                      22.2%                $10.00            9/20/09

---------------
(1) Options granted to Mr. Key were incentive options and were granted at an exercise price of not less than fair market value on the date of grant, as determined by the Board of Directors. The options granted to Mr. Key are fully vested and expire 10 years after the date of grant.

         No options were exercised by Mr. Key in 1999.

                       AGGREGATES/YEAR-END OPTION VALUES

                              NUMBER OF SECURITIES           VALUE OF UNEXERCISABLE
                             UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
           NAME              OPTIONS AT YEAR-END(1)                AT YEAR-END(1)
           ----              ----------------------           ---------------------
Larry D. Key                         16,000                         $40,000

--------------------
(1) There was no public trading market for the common stock as of December 31, 1999. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of our common stock underlying the option as of December 31, 1999 ($12.50 per share) and the exercise price per share payable upon exercise of such options ($10.00 per share). In determining the fair market value of our common stock, the Board of Directors considered various factors, including our financial condition and business prospects, our operating results and the absence of a market for our common stock. All options granted to Mr. Key are currently exercisable.

EMPLOYEE BENEFIT PLANS

         1998 Stock Option Plan. On October 19, 1999, our shareholders adopted the 1998 Option Plan of GBC Bancorp, Inc. (the "1998 Option Plan"). Under the 1998 Option Plan, the Board of Directors, or the Compensation Committee of the Board of Directors, has the flexibility to determine the type and amount of awards to be granted to eligible participants. The 1998 Option Plan is intended to secure for us and our shareholders the benefits arising from ownership of the common stock by individuals employed or retained by us or the Bank who will be responsible for the future growth of the enterprise. The 1998 Option Plan is designed to help attract and retain superior personnel for positions of substantial responsibility with us and the Bank (including advisory relationships where appropriate), and to provide individuals with an additional incentive to contribute to our success.

         The Board or the Compensation Committee may make the following types of grants under the 1998 Option Plan, each of which will be an "Award":

         -        incentive stock options ("ISOs") and

         -        nonqualified stock options ("NSOs").

         Our or the Bank's officers, key employees, employee directors, consultants and other independent contractors or agents who are responsible for or contribute to the management growth or profitability of our business will be eligible for selection by our Board of Directors or the Compensation Committee to participate in the 1998 Option Plan, provided, however, that ISOs may be granted only to a person employed by us or the Bank.

         The Georgia Department has placed certain restrictions on the award of options under the 1998 Option Plan. In particular, any option granted under the 1998 Option Plan may be subject to accelerated exercise or forfeiture if the Bank's Tier 1 leverage capital falls below certain minimum regulatory requirements. Additionally, since the Georgia Department must grant prior approval to any shareholder (including the shareholder's spouse and children) before a shareholder may own more than twenty percent (20%) of our outstanding stock, the exercise of options may be limited by the Georgia Department. These restrictions may be lifted in the future by the Georgia Department.

         We have authorized and reserved for issuance an aggregate of 180,000 shares of our common stock under the 1998 Option Plan. As of March 30, 2000 we have granted options to purchase 105,000 shares of our common stock. The shares of common stock issuable under the 1998 Option Plan are authorized but unissued shares. If any of the Awards granted under the 1998 Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited Awards will again be available for purposes of the 1998 Option Plan. The 1998 Option Plan will continue in effect until December 14, 2008 unless sooner terminated under the general provisions of the 1998 Option Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock as of March 30, 2000, by each director and our Chief Executive Officer, and all of our directors and our Chief Executive Officer as a group. No person known by us beneficially owns more than 5% of our common stock. The information in this table was based in part on information supplied by the named individuals.

                                                             NUMBER OF SHARES OF COMMON          PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                        STOCK BENEFICIALLY OWNED(1)           OWNERSHIP
------------------------------------                        ---------------------------          ----------
Larry D. Key (2)
3300 Jim Moore Road
Dacula, Georgia 30019                                                    32,510                      3.08%


James B. Ballard (3)
2400 Bagley Road
Cumming, Georgia 30040                                                   43,406                      4.11%

                                                            NUMBER OF SHARES OF COMMON          PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                        STOCK BENEFICIALLY OWNED(1)           OWNERSHIP
------------------------------------                        ---------------------------          ----------
Jerry M. Boles (4)
Boles Parts Supply, Inc.
1057 Boulevard, S.E.
Atlanta, Georgia 30312                                                   31,700                      3.00%

W. H. Britt (5)
W. H. Britt & Associates, Inc.
535 Grayson Parkway
Grayson, Georgia 30221                                                   20,337                      1.93%

Richard F. Combs (6)
Pureflow Ultraviolet, Inc.
1750 Spectrum Drive
Lawrenceville, Georgia  30043                                            24,761                      2.35%

William G. Hayes (7)
Hayes, James & Associates
3005 Breckenridge Boulevard, Suite 200
Duluth, Georgia  30096                                                    6,000                          *

Douglas A. Langley (8)
Ashworth & Associates
270 Constitution Boulevard
Lawrenceville, Georgia  30045                                            25,900                      2.45%

Norris J. Nash (9)
Gwinnett DeKalb Realty, Inc.
4830 Lawrenceville Highway
Lilburn, Georgia  30047                                                  31,385                      2.97%

J. Joseph Powell (10)
Joe Powell & Associates
500 Miller Court
Norcross, Georgia  30071                                                 28,900                      2.74%

William S. Stanton, Jr. (11)
Print Direction, Inc.
1455 Oakbrook Drive
Norcross, Georgia  30093                                                 45,110                      4.28%


ALL DIRECTORS AND OFFICER AS A GROUP (15 PERSONS)                       374,285                     35.47%

---------------

*        Represents less than one percent (1%) of the shares outstanding.
(1) On a fully-diluted basis, except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished by the named persons and based upon "beneficial ownership" concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days.
(2) Includes options to purchase 16,000 shares of the Company's common stock.
(3) Includes 5,000 shares owned by Mr. Ballard's son, 5,000 shares owned by a company that Mr. Ballard controls, and options to purchase 6,700 shares of the Company's common stock.
(4)      Includes options to purchase 6,700 shares of the Company's common stock
(5) Includes 1,500 shares owned by Mr. Britt's children and options to purchase 5,000 shares of the Company's common stock.
(6) Includes 1,000 shares owned by Mr. Combs' wife, and options to purchase 3,400 shares of the Company's common stock.
(7) Includes 2,500 shares owned by a company that Mr. Hayes controls, and options to purchase 1,000 shares of the Company's common stock.
(8) Includes 20,000 shares held by the Ashworth & Associates, P.C. Profit Sharing Plan in which Mr. Langley is the Trustee, and options to purchase 2,400 shares of the Company's common stock.
(9) Includes 2,500 shares owned by a company that Mr. Nash controls, and options to purchase 6,700 shares of the Company's common stock.
(10) Includes 1,000 shares owned by Mr. Powell's son, and options to purchase 3,900 shares of the Company's common stock.
(11) Includes options to purchase 5,700 shares of the Company's common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         It is possible that the Bank will have banking and other business transactions in the ordinary course of business with our directors and officers and the directors and officers of the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. If such transactions occur, they will be on substantially the same terms (including price, interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us.

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

         On January 1, 2000, the Bank entered into a Lease Agreement with GBC LLC to lease the banking facility. Most of the members of GBC LLC are our directors and officers. We believe is as favorable as rates that would be obtained from an unaffiliated third party.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         Exhibit
         Number                Description
         -------               -----------
         3.1            Articles of Incorporation of the Company, as
                        amended (filed as Exhibit 3.1 to the
                        Registration Statement on Form SB-2, as amended
                        (Registration No. 333-19081)).
         3.2            Amended and Restated Bylaws
         4.1            Specimen Common Stock Certificate (filed as Exhibit 4.2
                        to the Registration Statement on Form SB-2, as amended
                        (Registration No. 333-19081)).
         10.1           Escrow Agreement between the Registrant and Columbus
                        Bank and Trust Company (filed as Exhibit 10.1 to the
                        Registration Statement on Form SB-2, as amended
                        (Registration No. 333-19081)).
         10.2           Line of Credit Promissory Note in the amount of
                        $500,000 having Registrant as Maker and Gwinnett
                        Banking Company GBC LLC as Holder (filed as Exhibit
                        10.2 to the Registration Statement on Form SB-2, as
                        amended (Registration No. 333-19081)).
         10.3           Provesa, Inc. Data Processing Agreement (filed as
                        Exhibit 10.3 to the Registration Statement on Form
                        SB-2, as amended (Registration No. 333-19081)).
         10.4           Real Estate Commercial Lease Contract dated as of
                        January 1, 2000, by and between GBC Properties, LLC
                        and Gwinnett Banking Company.
         21.1           Subsidiaries of the Registrant (filed as Exhibit 21.1 to
                        the Registration Statement on Form SB-2, as amended
                        (Registration No. 333-19081)).
         27             Financial Data Schedule (for SEC use only).
         99.1           Proxy Materials and Proxy for 1999 Annual Shareholders
                        Meeting

(b)      Reports on Form 8-K filed in the fourth quarter of 1999:  None.

                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS


         We have not sent to our security holders any annual report covering our last fiscal year.

         The proxy statement, form of proxy or other proxy soliciting material with respect to the 1999 annual or other meeting of shareholders is filed herewith as Exhibit 99.1.

         If such report or proxy material is furnished to security holders subsequent to the filing of this Form 10-KSB, we shall furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GBC BANCORP, INC.


                                       By: /s/ Larry D. Key
                                          ----------------------------------
                                          Larry D. Key, President and Chief
                                          Executive Officer

                                       Date:  March 28, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

               Signature                                Title                                  Date
               ---------                                -----                                  ----
 /s/ Larry D. Key                         President, Chief Executive Officer               March 28, 2000
-----------------------------------       and  Chairman of the Company and the
Larry D. Key                              Bank

 /s/ John T. Hopkins III                  Executive Vice President, Chief                  March 28, 2000
-----------------------------------       Financial Officer, Secretary and
John T. Hopkins III                       Treasurer of the Company and the Bank

 /s/ James B. Ballard                     Director of the Company and the Bank             March 28, 2000
-----------------------------------
James B. Ballard

 /s/ Jerry M. Boles                       Director of the Company and the Bank             March 28, 2000
-----------------------------------
Jerry M. Boles

 /s/ W. H. Britt                          Director of the Company and the Bank             March 28, 2000
-----------------------------------
W. H. Britt

 /s/ Richard F. Combs                     Director of the Company and the Bank             March 28, 2000
-----------------------------------
Richard F. Combs

 /s/ William G. Hayes                     Director of the Company and the Bank             March 28, 2000
-----------------------------------
William G. Hayes

 /s/ Douglas A. Langley                   Director of the Company and the Bank             March 28, 2000
-----------------------------------
Douglas A. Langley

 /s/ Norris J. Nash                       Director of the Company and the Bank             March 28, 2000
-----------------------------------
Norris J. Nash

 /s/ J. Joseph Powell                     Director of the Company and the Bank             March 28, 2000
-----------------------------------
J. Joseph Powell

 /s/ William S. Stanton, Jr.              Director of the Company and the Bank             March 28, 2000
-----------------------------------
William S. Stanton, Jr.

                                 EXHIBIT INDEX

         Exhibit
         Number                   Description
         -------                  -----------
         3.1             Articles of Incorporation of the Company, as
                         amended (filed as Exhibit 3.1 to the
                         Registration Statement on Form SB-2, as amended
                         (Registration No. 333-19081)).
         3.2             Amended and Restated Bylaws of the Company
         4.1             Specimen Common Stock Certificate (filed as
                         Exhibit 4.2 to the Registration Statement on
                         Form SB-2, as amended (Registration No. 333-
                         19081)).
         4.2             10.1 Escrow Agreement between the Registrant and
                         Columbus Bank and Trust Company (filed as Exhibit
                         10.1 to the Registration Statement on Form SB-2, as
                         amended (Registration No. 333-19081)).
         10.2            Line of Credit Promissory Note in the amount of
                         $500,000 having Registrant as Maker and Gwinnett
                         Banking Company GBC LLC as Holder (filed as Exhibit
                         10.2 to the Registration Statement on Form SB-2, as
                         amended (Registration No. 333-19081)).
         10.3            Provesa, Inc. Data Processing Agreement (filed as
                         Exhibit 10.3 to the Registration Statement on Form
                         SB-2, as amended (Registration No. 333-19081)).
         10.4            Real Estate Commercial Lease Contract dated as of
                         January 1, 2000, by and between GBC Properties, LLC
                         and Gwinnett Banking Company.
         21.1            Subsidiaries of the Registrant (filed as Exhibit 21.1
                         to the Registration Statement on Form SB-2, as
                         amended (Registration No. 333-19081)).
         27              Financial Data Schedule.
         99.1            Proxy Materials and Proxy for 1999 Annual Shareholders
                         Meeting