Form 10QSB
period 2000-03-31
GBC BANCORP INC
filed 2000-05-12
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended      MARCH 31, 2000
                                        -------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________  to __________

                       COMMISSION FILE NUMBER: 333-19081

                               GBC Bancorp, Inc.
                   -----------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Georgia                                             58-2265327
-------------------------------                      --------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


                 165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                       ---------------------------------
                          (Issuer's telephone number)

                                      N/A
          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 951,580; $1 par value

Transitional Small Business Disclosure Format         Yes  [ ]     No  [X]

                        GBC BANCORP, INC. AND SUBSIDIARY





-------------------------------------------------------------------------------

                                     INDEX



                                                                                                                        PAGE
                                                                                                                        ----

PART I.           FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - MARCH 31, 2000..........................................................3

                     CONSOLIDATED STATEMENTS OF INCOME AND
                      COMPREHENSIVE INCOME (LOSS) - THREE MONTHS ENDED
                      MARCH 31, 2000 AND 1999.............................................................................4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                      MONTHS ENDED MARCH 31, 2000 AND 1999................................................................5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................7


PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................12

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................12

                  SIGNATURES.............................................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                  (UNAUDITED)


                                            ASSETS

Cash and due from banks                                            $  2,367,892
Federal funds sold                                                    3,740,000
Securities available-for-sale, at fair value                          8,751,189

Loans                                                                48,988,643
Less allowance for loan losses                                          753,192
                                                                   ------------
          Loans, net                                                 48,235,451
                                                                   ------------

Equipment                                                               477,242
Other assets                                                          1,572,711
                                                                   ------------

                                                                   $ 65,144,485
                                                                   ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                                     $  8,815,843
    Interest-bearing demand                                           9,733,522
    Savings                                                           2,810,986
    Time                                                             35,120,903
                                                                   ------------
          Total deposits                                             56,481,254
Other liabilities                                                       281,855
                                                                   ------------
          Total liabilities                                          56,763,109
                                                                   ------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
        951,580 shares issued and outstanding                           951,580
    Capital surplus                                                   8,540,327
    Accumulated deficit                                                (820,913)
    Accumulated other comprehensive loss                               (289,618)
                                                                   ------------
          Total stockholders' equity                                  8,381,376
                                                                   ------------

                                                                   $ 65,144,485
                                                                   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                  (UNAUDITED)


                                                                      2000              1999
                                                                  ------------      ------------

INTEREST INCOME
    Loans                                                         $  1,327,523      $    806,764
    Taxable securities                                                 138,013            61,024
    Federal funds sold                                                 107,491            27,418
                                                                  ------------      ------------
          TOTAL INTEREST INCOME                                      1,573,027           895,206
                                                                  ------------      ------------

INTEREST EXPENSE ON DEPOSITS                                           653,399           253,292
                                                                  ------------      ------------

          Net interest income                                          919,628           641,914
PROVISION FOR LOAN LOSSES                                               79,049            72,346
                                                                  ------------      ------------
          Net interest income after provision for loan losses          840,579           569,568
                                                                  ------------      ------------

OTHER INCOME
    Service charges on deposit accounts                                 26,331            13,851
    Other operating income                                              34,649            34,115
                                                                  ------------      ------------
                                                                        60,980            47,966
                                                                  ------------      ------------

OTHER EXPENSES
    Salaries and employee benefits                                     415,977           330,377
    Equipment and occupancy expenses                                   171,865           141,897
    Other operating expenses                                           145,420           116,919
                                                                  ------------      ------------
                                                                       733,262           589,193
                                                                  ------------      ------------

          Income before income taxes                                   168,297            28,341

INCOME TAX EXPENSE                                                          --                --
                                                                  ------------      ------------

          Net income                                                   168,297            28,341
                                                                  ------------      ------------

OTHER COMPREHENSIVE LOSS
    Unrealized losses on securities available-for-sale
      arising during period                                            (36,093)          (61,659)
                                                                  ------------      ------------

          Comprehensive income (loss)                             $    132,204      $    (33,318)
                                                                  ============      ============

BASIC AND DILUTED EARNINGS  PER COMMON SHARE                      $       0.18      $       0.03
                                                                  ============      ============

CASH DIVIDENDS PER SHARE OF COMMON STOCK                          $         --      $         --
                                                                  ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
                                  (UNAUDITED)


                                                                               2000              1999
                                                                           ------------      ------------

OPERATING ACTIVITIES
    Net income                                                             $    168,297      $     28,341
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                             56,715            51,562
        Provision for loan losses                                                79,049            72,346
        Gain on sales of other real estate owned                                (13,778)               --
        (Increase) decrease in interest receivable                              (14,248)           10,263
        Increase (decrease) in interest payable                                  10,656          (107,002)
        Other operating activities                                              (42,432)            3,513
                                                                           ------------      ------------

              Net cash provided by operating activities                         244,259            59,023
                                                                           ------------      ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                               (1,945,024)       (3,598,022)
    Proceeds from maturities of securities available-for-sale                        --         3,500,000
    Net (increase) decrease in Federal funds sold                             2,910,000        (1,530,000)
    Net increase in loans                                                    (5,782,760)       (4,053,835)
    Proceeds from sales of other real estate owned                            1,093,687                --
    Purchase of equipment                                                       (42,329)          (35,720)
                                                                           ------------      ------------

          Net cash used in investing activities                              (3,766,426)       (5,717,577)
                                                                           ------------      ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  2,697,412         5,813,490
                                                                           ------------      ------------

          Net cash provided by financing activities                           2,697,412         5,813,490
                                                                           ------------      ------------

Net increase (decrease) in cash and due from banks                             (824,755)          154,936

Cash and due from banks at beginning of period                                3,192,647         1,600,046
                                                                           ------------      ------------

Cash and due from banks at end of period                                   $  2,367,892      $  1,754,982
                                                                           ============      ============

CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                           $    642,743      $    360,294

        Income taxes                                                       $         --      $         --

NONCASH TRANSACTIONS

    Unrealized losses on securities available-for-sale                     $     30,828      $     61,659

    Principal balances of loans transferred to other real estate owned     $  1,079,909      $         --

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

          The consolidated financial information for GBC Bancorp, Inc. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the three month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.


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

          FORWARD-LOOKING STATEMENTS

          The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

          LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2000, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At March 31, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:


                                                     ACTUAL
                                             ---------------------
                                                GBC       GWINNETT
                                              BANCORP,    BANKING   REGULATORY
                                                INC.      COMPANY   REQUIREMENT
                                             ----------  --------- ------------

               Leverage capital ratios         13.46%      12.99%       4.00%
               Risk-based capital ratios:
                  Core capital                 16.77       16.18        4.00
                  Total capital                18.02       17.43        8.00

          As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:


                                   MARCH 31,  DECEMBER 31,
                                     2000         1999           INCREASE (DECREASE)
                                   --------     --------     --------------------------
                                   (DOLLARS IN THOUSANDS)      AMOUNT         PERCENT
                                   ---------------------     ----------     -----------

Cash and due from banks            $  2,368     $  3,193     $   (825)       (25.84)%
Federal funds sold                    3,740        6,650       (2,910)       (43.76)
Securities                            8,751        6,837        1,914         27.99
Loans, net                           48,235       43,612        4,623         10.60
Equipment                               477          491          (14)        (2.85)
Other assets                          1,573        1,549           24          1.55
                                   --------     --------     --------
                                   $ 65,144     $ 62,332     $  2,812          4.51
                                   ========     ========     ========

Deposits                           $ 56,481     $ 53,784     $  2,697          5.01%
Other liabilities                       282          304          (22)        (7.24)
Stockholders' equity                  8,381        8,244          137          1.66
                                   --------     --------     --------
                                   $ 65,144     $ 62,332     $  2,812          4.51
                                   ========     ========     ========


As indicated in the above table, the Company's total assets grew at a rate of 4.51%. Deposit growth of $2,697,000 and reduced levels of Federal funds sold were invested in loans and securities. The Company's loan to deposit ratio has increased from 82.34% at December 31, 1999 to 86.73% at March 31, 2000, indicating continued strong loan demand in the Company's primary market area of Gwinnett County.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Following is a summary of the Company's operations for the periods indicated.


                                    THREE MONTHS ENDED
                                         MARCH 31,               INCREASE (DECREASE)
                                   ---------------------     -------------------------
                                     2000         1999        AMOUNT          PERCENT
                                   --------     --------     --------        ---------
                                                 (DOLLARS IN THOUSANDS)
                                   ---------------------------------------------------

Interest income                    $  1,573     $    895     $    678         75.72%
Interest expense                        653          253          400        157.96
                                   --------     --------     --------
Net interest income                     920          642          278         43.26
Provision for loan losses                79           72            7          9.27
Other income                             61           47           14         27.13
Other expense                           734          589          145         24.45
                                   --------     --------     --------
Net income                         $    168     $     28     $    140        493.83
                                   ========     ========     ========


As indicated in the above table, the Company's net interest income has increased by $278,000 during the first quarter of 2000 as compared to the same period in 1999. The Company's net interest margin decreased to 6.02% during the first quarter of 2000 as compared to 7.76% for the first quarter of 1999 and 7.21% for the entire year of 1999. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in net interest margin is due primarily to the increase in the average balance of securities as a component of total interest-earning assets which yield less than loans.

The provision for loan losses increased by $7,000 during the first quarter of 2000 as compared to the same period in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses amounted to 1.54% at March 31, 2000 as compared to 1.52% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2000 and 1999 is as follows:


                                                                                   MARCH 31,
                                                                                --------------
                                                                                 2000    1999
                                                                                ------  ------

     Nonaccrual loans                                                           $   52  $   --
     Loans contractually past due ninety days or more as to interest
        or principal payments and still accruing                                    --       8
     Restructured loans                                                              4      --
     Loans, now current about which there are serious doubts as to the
        ability of the borrower to comply with loan repayment terms                 --      --
     Interest income that would have been recorded on nonaccrual
        and restructured loans under original terms                                  2      --
     Interest income that was recorded on nonaccrual and restructured loans         --      --


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

Information regarding certain loans and allowance for loan loss data through March 31, 2000 and 1999 is as follows:


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------      ------------
                                                                                (DOLLARS IN THOUSANDS)
                                                                           ------------------------------

Average amount of loans outstanding                                        $     45,256      $     27,261
                                                                           ============      ============

Balance of allowance for loan losses at beginning of period                $        674               373
                                                                           ------------      ------------

Loans charged off
   Commercial and financial                                                $         --      $         --
   Real estate mortgage                                                              --                --
   Instalment                                                                        --                --
                                                                           ------------      ------------
                                                                                     --                --
                                                                           ------------      ------------

Loans recovered
   Commercial and financial                                                          --                --
   Real estate mortgage                                                              --                --
   Instalment                                                                        --                --
                                                                           ------------      ------------
                                                                                     --                --
                                                                           ------------      ------------

Net charge-offs                                                                      --                --
                                                                           ------------      ------------

Additions to allowance charged to operating expense during period                    79                72
                                                                           ------------      ------------

Balance of allowance for loan losses at end of period                      $        753      $        445
                                                                           ============      ============

Ratio of net loans charged off during the period to
   average loans outstanding                                                         --%               --%
                                                                           ============      ============


Other income increased during the first quarter of 2000 as compared to the same period in 1999 by $14,000 due primarily to increased service charges on deposit accounts of $12,000.

Other expenses increased during the first quarter of 2000 as compared to the same period in 1999 by $145,000 due to increased salaries and employee benefits of $86,000, occupancy and equipment expenses of $30,000, and other operating expenses of $29,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 24 at March 31, 2000 from 20 at March 31, 1999 and to normal salary increases. Occupancy and equipment expenses have increased due primarily to an increase of building lease expense of $12,000. Other operating expenses have increased due to the overall growth of the Company.

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


                                  GBC BANCORP, INC.
                                     (Registrant)



DATE:  May 12, 2000        BY:  /s/ Larry D. Key
                               -------------------------------------------------
                           Larry D. Key, President and Chief Executive Officer


DATE:  May 12, 2000        BY:  /s/ John Hopkins
                               -------------------------------------------------
                           John Hopkins, Chief Financial Officer