Form 10QSB
period 2000-06-30
GBC BANCORP INC
filed 2000-08-11
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      JUNE 30, 2000
                                            --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                        58-2265327
-------------------------------                    ----------------------------
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

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 951,580; $1 par value

Transitional Small Business Disclosure Format       Yes [ ]   No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY





-------------------------------------------------------------------------------

                                      INDEX


                                                                                                                        PAGE
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - June 30, 2000...........................................................3

                     Consolidated Statements of Income and
                      Comprehensive Income - Three Months Ended June 30, 2000 and 1999
                      and Six Months Ended June 30, 2000 and 1999.........................................................4

                     Consolidated Statements of Cash Flows - Six
                      Months Ended June 30, 2000 and 1999.................................................................5

                     Notes to Consolidated Financial Statements...........................................................6

                  Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of Operations................................................7


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders...........................................14

                  Item 6 - Exhibits and Reports on Form 8-K..............................................................14

                  Signatures.............................................................................................15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

                      ASSETS

Cash and due from banks                                                               $  4,657,368
Federal funds sold                                                                       5,900,000
Securities available-for-sale, at fair value                                             8,749,256

Loans                                                                                   58,770,049
Less allowance for loan losses                                                             884,289
                                                                                      ------------
          Loans, net                                                                    57,885,760

Equipment                                                                                  496,803
Other assets                                                                             1,835,292
                                                                                      ------------

          TOTAL ASSETS                                                                $ 79,524,479
                                                                                      ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Demand                                                                            $ 10,780,203
    Interest-bearing demand                                                             11,838,348
    Savings                                                                              5,773,918
    Time                                                                                42,146,114
                                                                                      ------------
          TOTAL DEPOSITS                                                                70,538,583
Other liabilities                                                                          362,740
                                                                                      ------------
          TOTAL LIABILITIES                                                             70,901,323
                                                                                      ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      951,580 shares issued and outstanding                                                951,580
    Capital surplus                                                                      8,540,327
    Accumulated deficit                                                                   (574,022)
    Accumulated other comprehensive loss                                                  (294,729)
                                                                                      ------------
          TOTAL STOCKHOLDERS' EQUITY                                                     8,623,156
                                                                                      ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 79,524,479
                                                                                      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                     ------------------------------        ------------------------------
                                                        2000               1999               2000               1999
                                                     -----------        -----------        -----------        -----------
INTEREST INCOME
    Loans                                            $ 1,686,806        $   934,385        $ 3,014,329        $ 1,741,149
    Taxable securities                                   147,972             63,971            285,985            124,995
    Federal funds sold                                    30,194             56,182            137,685             83,600
                                                     -----------        -----------        -----------        -----------
              TOTAL INTEREST INCOME                    1,864,972          1,054,538          3,437,999          1,949,744
                                                     -----------        -----------        -----------        -----------

INTEREST EXPENSE
    Deposits                                             752,295            320,138          1,405,694            573,430
    Federal funds purchased                                4,692                 --              4,692                 --
                                                     -----------        -----------        -----------        -----------
              TOTAL INTEREST EXPENSE                     756,987            320,138          1,410,386            573,430
                                                     -----------        -----------        -----------        -----------

              NET INTEREST INCOME                      1,107,985            734,400          2,027,613          1,376,314
PROVISION FOR LOAN LOSSES                                179,020             52,075            258,069            124,421
                                                     -----------        -----------        -----------        -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                928,965            682,325          1,769,544          1,251,893
                                                     -----------        -----------        -----------        -----------

OTHER  INCOME
    Service charges on deposit accounts                   29,604             14,802             55,935             28,653
    Other operating income                                70,456             36,291            105,106             70,406
                                                     -----------        -----------        -----------        -----------
                                                         100,060             51,093            161,041             99,059
                                                     -----------        -----------        -----------        -----------

OTHER EXPENSES
    Salaries and employee benefits                       434,529            318,191            850,506            648,568
    Equipment and occupancy expenses                     178,890            145,916            350,755            287,813
    Other operating expenses                             168,715            149,656            314,136            266,575
                                                     -----------        -----------        -----------        -----------
                                                         782,134            613,763          1,515,397          1,202,956
                                                     -----------        -----------        -----------        -----------

              INCOME BEFORE INCOME TAXES                 246,891            119,655            415,188            147,996

INCOME TAX EXPENSE                                            --                 --                 --                 --
                                                     -----------        -----------        -----------        -----------

              NET INCOME                                 246,891            119,655            415,188            147,996
                                                     -----------        -----------        -----------        -----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities
      available-for-sale arising during period            (5,111)           (83,936)           (35,939)          (145,595)
                                                     -----------        -----------        -----------        -----------
              COMPREHENSIVE INCOME                   $   241,780        $    35,719        $   379,249        $     2,401
                                                     ===========        ===========        ===========        ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE          $      0.26        $      0.13        $      0.44        $      0.16
                                                     ===========        ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                               $   951,580        $   950,080        $   951,580        $   950,080
                                                     ===========        ===========        ===========        ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK             $        --        $        --        $        --        $        --
                                                     ===========        ===========        ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                2000                   1999
                                                                            ------------           ------------
OPERATING ACTIVITIES
    Net income                                                              $    415,188           $    147,996
    Adjustments to reconcile net income to net
        cash provided by  operating activities:
        Depreciation                                                             117,513                103,952
        Provision for loan losses                                                258,069                124,421
        Gain on sales of other real estate owned                                 (12,387)                    --
        Increase in interest receivable                                         (240,039)               (50,263)
        Increase (decrease) in interest payable                                   65,530                (60,234)
        Other operating activities                                               (11,211)               (23,599)
                                                                            ------------           ------------

              Net cash provided by operating activities                          592,663                242,273
                                                                            ------------           ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                (1,948,202)            (5,598,300)
    Proceeds from maturities of securities available-for-sale                         --              3,500,000
    Net (increase) decrease in Federal funds sold                                750,000             (1,220,000)
    Net increase in loans                                                    (15,654,089)            (7,853,395)
    Proceeds from sales of other real estate owned                             1,092,296                     --
    Purchase of premises and equipment                                          (122,688)               (50,735)
                                                                            ------------           ------------

          Net cash used in investing activities                              (15,882,683)           (11,222,430)
                                                                            ------------           ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  16,754,741             10,809,469
                                                                            ------------           ------------

          Net cash provided by financing activities                           16,754,741             10,809,469
                                                                            ------------           ------------

Net increase (decrease) in cash and due from banks                             1,464,721               (170,688)

Cash and due from banks at beginning of period                                 3,192,647              1,600,046
                                                                            ------------           ------------

Cash and due from banks at end of period                                    $  4,657,368           $  1,429,358
                                                                            ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for:
                Interest                                                    $  1,344,856           $    633,666

                Income taxes                                                $         --           $         --

NONCASH TRANSACTIONS
      Unrealized losses on securities available-for-sale                    $     35,939           $    145,595

      Principal balances of loans transferred to other real estate          $  1,121,909           $         --

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

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Company was approximately 27%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

         At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                               ACTUAL
                                                                  --------------------------------
                                                                                       GWINNETT         REGULATORY
                                                                        GBC            BANKING           MINIMUM
                                                                    BANCORP, INC.      COMPANY          REQUIREMENT
                                                                  ---------------    -------------     ---------------
                         Leverage capital ratios                         12.70%          11.00%             4.00%
                         Risk-based capital ratios:
                            Core capital                                 12.60           10.91              4.00
                            Total capital                                13.85           12.16              8.00

         As the Company continues to grow and the loan portfolio increases, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                       JUNE 30,          DECEMBER 31,
                                                         2000                1999                  INCREASE (DECREASE)
                                                     --------------     ----------------     --------------------------------
                                                           (DOLLARS IN THOUSANDS)                AMOUNT           PERCENT
                                                     -----------------------------------     --------------    --------------
Cash and due from banks                              $       4,657      $         3,193      $       1,464         45.85%
Federal funds sold                                           5,900                6,650              (750)       (11.28)
Securities                                                   8,749                6,837              1,912         27.97
Loans, net                                                  57,886               43,612             14,274         32.73
Equipment                                                      497                  491                  6          1.22
Other assets                                                 1,835                1,549                286         18.46
                                                     --------------     ----------------     --------------
                                                     $      79,524      $        62,332      $      17,192         27.58
                                                     ==============     ================     ==============

Deposits                                             $      70,538      $        53,784      $      16,754         31.15%
Other liabilities                                              363                  304                 59         19.41
Stockholders' equity                                         8,623                8,244                379          4.60
                                                     --------------     ----------------     --------------
                                                     $      79,524      $        62,332      $      17,192         27.58
                                                     ==============     ================     ==============


As indicated in the above table, the Company's total assets grew at a rate of 27.58%. Deposit growth of 16,754,000 and reduced levels of Federal funds sold were invested in loans and securities. The Company's loan to deposit ratio has increased from 82.34% at December 31, 1999 to 83.32% at June 30, 2000, indicating continued strong loan demand and deposit growth in the Company's primary market area of Gwinnett County, Georgia.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Following is a summary of the Company's operations for the periods indicated.


                                      THREE MONTHS ENDED
                                           JUNE 30,
                                   ------------------------
                                    2000             1999               INCREASE (DECREASE)
                                   -------          -------          ------------------------
                                    (DOLLARS IN THOUSANDS)           AMOUNT           PERCENT
                                   ------------------------          -------          -------

Interest income                    $ 1,865          $ 1,055          $   810            76.78%
Interest expense                       757              320              437           136.56
                                   -------          -------          -------          -------
Net interest income                  1,108              735              373            50.75
Provision for loan losses              179               52              127           244.23
Other income                           100               51               49            96.08
Other expense                          782              614              168            27.36
                                   -------          -------          -------          -------
Net income                         $   247          $   120          $   127           105.83%
                                   =======          =======          =======          =======



                                       SIX MONTHS ENDED
                                           JUNE 30,
                                   ------------------------
                                    2000             1999               INCREASE (DECREASE)
                                   -------          -------          ------------------------
                                    (DOLLARS IN THOUSANDS)           AMOUNT           PERCENT
                                   ------------------------          -------          -------
Interest income                    $ 3,437          $ 1,949          $ 1,488            76.34%
Interest expense                     1,410              573              837           146.07
                                    ------           ------           ------          -------
Net interest income                  2,027            1,376              651            47.31
Provision for loan losses              258              124              134           108.06
Other income                           161               99               62            62.63
Other expense                        1,515            1,203              312            25.94
                                    ------           ------           ------          -------
Net income                          $  415           $  148           $  267           180.41%
                                    ======           ======           ======          =======

The Company's net interest income increased by $373,000 and $651,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The Company's net interest margin decreased to 6.34% during the first six months of 2000 as compared to 7.62% for the first six months of 1999 and 7.21% for the entire year of 1999. The increase in the net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in the net interest margin is due to the increase of securities as a component of total interest-earning assets which yield less than loans, coupled with the increase in rates paid on deposits. The average rate paid on deposits was 5.43% for the first six months of 2000 as compared to 4.82% for the first six months of 1999 and 4.96% for the entire year of 1999.

The provision for loan losses increased by $127,000 and $134,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The increase is due to a combination of increased net charge-offs of $40,000 and overall loan growth, as well as inherent risk in the loan portfolio. Management does not believe the increases in net charge-offs indicate any significant negative trend in the overall credit quality of the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.50% at June 30, 2000 as compared to 1.52% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                                 JUNE 30,
                                                                                    ---------------------------------
                                                                                       2000                  1999
                                                                                    -----------          ------------
                                                                                            (DOLLARS IN THOUSANDS)
                                                                                    ---------------------------------

Nonaccrual loans                                                                    $          0             $     0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                    0                   0
Restructured loans                                                                             0                   0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                 0                   0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                 2                   0
Interest income that was recorded on nonaccrual and restructured loans                         0                   0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ------------------------------
                                                                         2000                1999
                                                                      ---------            ---------
                                                                         (DOLLARS IN THOUSANDS)
                                                                      ------------------------------
Average amount of loans outstanding                                   $  50,600            $  28,130
                                                                      =========            =========

Balance of allowance for loan losses at beginning of period           $     674            $     373
                                                                      ---------            ---------

Loans charged off
   Commercial and financial                                           $      38            $       0
   Real estate construction                                                  10                    0
   Instalment                                                                 0                    0
   Other                                                                      0                    8
                                                                      ---------            ---------
                                                                             48                    8
                                                                      ---------            ---------

Loans recovered
   Commercial and financial                                                   0                    0
   Real estate construction                                                   0                    0
   Instalment                                                                 0                    0
                                                                      ---------            ---------
                                                                              0                    0
                                                                      ---------            ---------

Net charge-offs                                                              48                    8
                                                                      ---------            ---------

Additions to allowance charged to
   operating expense during period                                          258                  124
                                                                      ---------            ---------

Balance of allowance for loan losses at end of period                 $     884            $     489
                                                                      =========            =========

Ratio of net loans charged off during the period to
   average loans outstanding                                                .09%                 .03%
                                                                      =========            =========


Other income increased by $49,000 and $62,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999, due to increased service charges on deposit accounts associated with the overall deposit growth and other miscellaneous fees.

Other expenses increased by $168,000 and $312,000 for the second quarter and first six months of 2000. Salaries and employee benefits have increased by $116,000 and $202,000 during these periods due to an increase in the number of full time equivalent employees to 24 as of June 30, 2000 from 20 as of June 30, 1999 and to normal salary increases. Equipment and occupancy expenses have increased by $33,000 and $63,000 during these periods due to increased building lease expense, equipment depreciation, and service contracts. Other operating expenses have increased by $19,000 and $48,000 during these periods due to the overall growth of the Company.

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


                                 GBC BANCORP, INC.
                                    (Registrant)




DATE:  August 11, 2000           BY:  /s/ Larry D. Key
                                      -----------------------------------------
                                      Larry D. Key, President and Chief
                                      Executive Officer


DATE: August 11, 2000            BY:  /s/ John Hopkins
                                      ------------------------------------------
                                      John Hopkins, Chief Financial Officer