Form 10QSB
period 2000-09-30
GBC BANCORP INC
filed 2000-11-13
CIK 1026231

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      SEPTEMBER 30, 2000
                                       --------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                     58-2265327
-------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)


                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
                 ----------------------------------------------
                    (Address of principal executive offices)

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
Yes    X         No
    -------          ---------


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: 951,580; $1 par value

Transitional Small Business Disclosure Format     Yes              No     X
                                                      -------          -------

                        GBC BANCORP, INC. AND SUBSIDIARY


================================================================================


                                      INDEX


                                                                                           PAGE
                                                                                           ----

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2000................................3

             CONSOLIDATED STATEMENTS OF INCOME AND
              COMPREHENSIVE INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.............................4

             CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
              MONTHS ENDED SEPTEMBER 30, 2000 AND 1999......................................5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................7


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................14

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................................14

          SIGNATURES........................................................................15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                      ASSETS

Cash and due from banks                                           $    338,308
Federal funds sold                                                  18,020,000
Securities available-for-sale, at fair value                         8,890,425

Loans                                                               65,951,808
Less allowance for loan losses                                         998,129
                                                                  ------------
        Loans, net                                                  64,953,679

Premises and equipment                                                 465,905
Other assets                                                         1,842,759
                                                                  ------------

        TOTAL ASSETS                                              $ 94,511,076
                                                                  ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Demand                                                          $ 11,539,954
  Interest-bearing demand                                            9,034,800
  Savings                                                            7,201,246
  Time                                                              57,001,659
                                                                  ------------
        TOTAL DEPOSITS                                              84,777,659
Other liabilities                                                      660,563
                                                                  ------------
        TOTAL LIABILITIES                                           85,438,222
                                                                  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1; 3,000,000 shares authorized;
   951,580 shares issued and outstanding                               951,580
  Capital surplus                                                    8,540,327
  Accumulated deficit                                                 (262,529)
  Accumulated other comprehensive loss                                (156,524)
                                                                  ------------
        TOTAL STOCKHOLDERS' EQUITY                                   9,072,854
                                                                  ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 94,511,076
                                                                  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ---------------------------       ---------------------------
                                                     2000             1999             2000             1999
                                                  ----------      -----------       ----------      -----------
INTEREST INCOME
   Loans                                          $1,848,929      $ 1,070,573       $4,863,258      $ 2,811,722
   Taxable securities                                147,758           99,564          433,743          224,559
   Federal funds sold                                284,230           61,803          421,915          145,403
                                                  ----------      -----------       ----------      -----------
           TOTAL INTEREST INCOME                   2,280,917        1,231,940        5,718,916        3,181,684
                                                  ----------      -----------       ----------      -----------


INTEREST EXPENSE
   Deposits                                        1,106,975          405,371        2,512,669          978,801
   Federal funds purchased                                --               --            4,692               --
                                                  ----------      -----------       ----------      -----------
           TOTAL INTEREST EXPENSE                  1,106,975          405,371        2,517,361          978,801
                                                  ----------      -----------       ----------      -----------

           NET INTEREST INCOME                     1,173,942          826,569        3,201,555        2,202,883
PROVISION FOR LOAN LOSSES                            117,582           63,200          375,651          187,621
                                                  ----------      -----------       ----------      -----------
           NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES              1,056,360          763,369        2,825,904        2,015,262
                                                  ----------      -----------       ----------      -----------

OTHER INCOME
   Service charges on deposit accounts                31,084           16,808           87,019           45,461
   Other income                                       20,781           19,999          125,887           90,405
                                                  ----------      -----------       ----------      -----------
                                                      51,865           36,807          212,906          135,866
                                                  ----------      -----------       ----------      -----------

OTHER EXPENSES
    Salaries and employee benefits                   443,255          323,621        1,293,761          972,189
    Equipment and occupancy expenses                 185,702          149,160          536,457          436,973
    Other operating expenses                         167,775          136,524          481,911          403,099
                                                  ----------      -----------       ----------      -----------
                                                     796,732          609,305        2,312,129        1,812,261
                                                  ----------      -----------       ----------      -----------

           NET INCOME BEFORE INCOME TAXES            311,493          190,871          726,681          338,867

INCOME TAX EXPENSE                                        --               --               --               --
                                                  ----------      -----------       ----------      -----------

            NET INCOME                               311,493          190,871          726,681          338,867
                                                  ----------      -----------       ----------      -----------

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains (losses) on securities
    available-for-sale arising during period         138,205          (55,152)         102,266         (200,747)
                                                  ----------      -----------       ----------      -----------

            COMPREHENSIVE INCOME                  $  449,698      $   135,719       $  828,947      $   138,120
                                                  ==========      ===========       ==========      ===========

BASIC AND DILUTED EARNINGS PER COMMON SHARE       $     0.33      $      0.20       $     0.76      $      0.36
                                                  ==========      ===========       ==========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                               951,580          950,080          951,580          950,080
                                                  ==========      ===========       ==========      ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK          $       --      $        --       $       --      $        --
                                                  ==========      ===========       ==========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                             2000               1999
                                                                        ------------       ------------
OPERATING ACTIVITIES
    Net income                                                          $    726,681       $    338,867
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                           181,050            158,023
      Provision for loan losses                                              375,651            187,621
      Gain on sales of other real estate owned                               (12,387)                --
      Increase in interest receivable                                       (242,534)           (98,269)
      Increase in interest payable                                           296,852              9,638
      Other operating activities                                              50,318            (74,668)
                                                                        ------------       ------------

        Net cash provided by  operating activities                         1,375,631            521,212
                                                                        ------------       ------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                              (1,951,166)        (6,598,532)
  Proceeds from maturities of securities available-for-sale                       --          3,500,000
  Net increase Federal funds sold                                        (11,370,000)        (4,470,000)
  Net increase in loans                                                  (22,839,590)       (11,934,721)
  Proceeds from sales of other real estate owned                           1,092,296                 --
  Purchase of premises and equipment                                        (155,327)           (75,302)
                                                                        ------------       ------------

     Net cash used in investing activities                               (35,223,787)       (19,578,555)
                                                                        ------------       ------------

FINANCING ACTIVITIES
  Net increase in deposits                                                30,993,817         19,649,929
                                                                        ------------       ------------

     Net cash provided by financing activities                            30,993,817         19,649,929
                                                                        ------------       ------------

Net increase (decrease) in cash and due from banks                        (2,854,339)           592,586

Cash and due from banks at beginning of period                             3,192,647          1,600,046
                                                                        ------------       ------------

Cash and due from banks at end of period                                $    338,308       $  2,192,632
                                                                        ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest                                             $  2,220,509       $    969,163

NONCASH TRANSACTIONS
      Unrealized (gains) losses on securities available-for-sale        $   (102,266)      $    200,747

      Principal balances of loans transferred to other real estate      $  1,121,909       $         --

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

         The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits) for the Company was approximately 32%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

         At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                       ACTUAL
                                                  -------------------
                                                    GBC      GWINNETT   REGULATORY
                                                  BANCORP,    BANKING     MINIMUM
                                                    INC.      COMPANY   REQUIREMENT
                                                  --------   --------   -----------

               Leverage capital ratios             10.29%       9.97%      4.00%
               Risk-based capital ratios:
                  Core capital                     12.88       12.48       4.00
                  Total capital                    14.13       13.73       8.00

         As the Company continues to grow and the loan portfolio increases, the capital ratios will decrease to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                  SEPTEMBER 30,      DECEMBER 31,
                                      2000                1999              INCREASE (DECREASE)
                               -----------------    ---------------   ------------------------------
                                      (DOLLARS IN THOUSANDS)              AMOUNT            PERCENT
                               ------------------------------------   -------------         --------

Cash and due from banks        $            338    $          3,193   $      (2,855)        (89.41)%
Federal funds sold                       18,020               6,650          11,370         170.98
Securities                                8,890               6,837           2,053          30.03
Loans, net                               64,954              43,612          21,342          48.94
Equipment                                   466                 491             (25)         (5.09)
Other assets                              1,843               1,549             294          18.98
                               ----------------    ----------------   -------------
                               $         94,511    $         62,332   $      32,179          51.63
                               ================    ================   =============

Deposits                       $         84,778    $         53,784   $      30,994          57.63%
Other liabilities                           660                 304             356         117.11
Stockholders' equity                      9,073               8,244             829          10.06
                               ----------------    ----------------   -------------
                               $         94,511    $         62,332   $      32,179          51.63
                               ================    ================   =============


As indicated in the above table, the Company's total assets grew at a rate of 51.63%. Deposit growth of $30,994,000 and reduced levels of cash were invested in loans, securities, and Federal funds sold. The Company's loan to deposit ratio has decreased from 82.34% at December 31, 1999 to 77.79% at September 30, 2000, indicating that deposit growth associated with higher rates paid on deposits has outpaced the loan demand in the Company's primary market area of Gwinnett County, Georgia. Stockholders' equity has increased by $829,000 due to net income of $727,000 and decreased unrealized losses on securities available-for-sale of $102,000.

The Company has received approval from its regulatory authorities to open branch banking facilities in Alpharetta, Georgia. Management expects to begin branch operations by December 1, 2000. The Company has entered into a five year lease agreement to lease the facilities at a monthly cost of approximately $9,100. The Company anticipates expending approximately $500,000 for leasehold improvements and other equipment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Following is a summary of the Company's operations for the periods indicated.

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                  ------------------------------------
                                         2000               1999                INCREASE (DECREASE)
                                  -----------------  -----------------  --------------------------------
                                         (DOLLARS IN THOUSANDS)               AMOUNT             PERCENT
                                  ------------------------------------  -----------------       --------
Interest income                   $          2,281   $          1,232   $          1,049          85.15%
Interest expense                             1,107                405                702         173.08
                                  -----------------  -----------------  ---------------
Net interest income                          1,174                827                347          42.03
Provision for loan losses                      118                 63                 55          86.05
Other income                                    52                 37                 15          40.91
Other expense                                  797                610                187          30.76
                                  ----------------  -----------------   ---------------
Net income                        $            311   $            191   $            120          63.20%
                                  ================  =================   ===============

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                  -----------------------------------
                                         2000               1999                INCREASE (DECREASE)
                                  ----------------   ----------------   ----------------------------------
                                          (DOLLARS IN THOUSANDS)              AMOUNT             PERCENT
                                  -----------------------------------   ----------------        ----------

Interest income                   $          5,719   $          3,182   $          2,537          79.74%
Interest expense                             2,517                979              1,538         157.19
                                  ----------------   ----------------   ----------------
Net interest income                          3,202              2,203                999          45.33
Provision for loan losses                      376                188                188         100.22
Other income                                   213                136                 77          56.70
Other expense                                2,312              1,812                500          27.58
                                  ----------------   ----------------   ----------------
Net income                        $            727   $            339   $            388         114.44%
                                  ================   ================   ================

The Company's net interest income increased by $347,000 and $999,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The Company's net interest margin decreased to 6.01% during the first nine months of 2000 as compared to 7.36% for the first nine months of 1999 and 7.21% for the entire year of 1999. The increase in the net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in the net interest margin is due to the increase of securities and Federal funds sold as components of total interest-earning assets which yield less than loans, coupled with the increase in rates paid on deposits. The average rate paid on deposits was 5.74% for the first nine months of 2000 as compared to 4.82% for the first nine months of 1999 and 4.96% for the entire year of 1999.

The provision for loan losses increased by $55,000 and $188,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The increase is due to a combination of increased net charge-offs of $44,000 and overall loan growth, as well as inherent risk in the loan portfolio. Management does not believe the increases in net charge-offs indicate any significant negative trend in the overall credit quality of the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.51% at September 30, 2000 as compared to 1.52% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                       SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                                2000                  1999
                                                                          ------------------   -------------------
                                                                                  (DOLLARS IN THOUSANDS)
                                                                          ----------------------------------------

Nonaccrual loans                                                          $               0    $                0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                               0                     0
Restructured loans                                                                        0                     0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                            0                     0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                            2                     0
Interest income that was recorded on nonaccrual and restructured loans                    0                     0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              -----------------------------------
                                                                                    2000                 1999
                                                                              -----------------   ---------------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                              -----------------------------------
Average amount of loans outstanding                                           $         53,739   $         31,126
                                                                              ================   ================

Balance of allowance for loan losses at beginning of period                   $            674   $            373
                                                                              ----------------   ----------------

Loans charged off
   Commercial and financial                                                   $             42   $              0
   Real estate construction                                                                 10                  0
   Instalment                                                                                0                  0
   Other                                                                                     0                  8
                                                                              ----------------   ----------------
                                                                                            52                  8
                                                                              ----------------   ----------------

Loans recovered
   Commercial and financial                                                                  0                  0
   Real estate construction                                                                  0                  0
   Instalment                                                                                0                  0
                                                                              ----------------   ----------------
                                                                                             0                  0
                                                                              ----------------   ----------------

Net charge-offs                                                                             52                  8
                                                                              ----------------   ----------------

Additions to allowance charged to
   operating expense during period                                                         376                188
                                                                              ----------------   ----------------

Balance of allowance for loan losses at end of period                         $            998   $            553
                                                                              ================   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                              .10%               .03%
                                                                              ================   ================

Other income increased by $15,000 and $77,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999, due to increased service charges on deposit accounts associated with the overall deposit growth and other miscellaneous fees.

Other expenses increased by $187,000 and $500,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. Salaries and employee benefits have increased by $120,000 and $322,000 during these periods due to an increase in the number of full time equivalent employees to 26 as of September 30, 2000 from 23 as of September 30, 1999 and to normal salary increases. Equipment and occupancy expenses have increased by $36,000 and $99,000 during these periods due to increased building lease expense, equipment depreciation, and service contracts. Other operating expenses have increased by $31,000 and $79,000 during these periods due to the overall growth of the Company.

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

                           PART II - OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) The annual meeting of the stockholders of the Company was held on August 15, 2000.

                  (b) The following directors were selected at the meeting to serve terms for the upcoming year:

                          James B. Ballard             Douglas A. Langley
                          Jerry M. Boles               Norris J. Nash
                          W. H. Britt                  Joseph J. Powell
                          Richard F. Combs             William S. Stanton, Jr.
                          William G. Hayes             Larry D. Key

                          The shares represented at the meeting (680,987 or 71.56%) voted as follows:

                                                     ITEM (B)
                                                       # OF
                                                      SHARES
                                                     --------
For                                                   680,987
Against                                                     -
Abstained                                                   -
                                                     --------

Total                                                 680,987
                                                     ========


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


                                GBC BANCORP, INC.
                                  (Registrant)




DATE:  November 10, 2000      BY:  /s/ Larry D. Key
       -----------------      --------------------------------------------------
                                    Larry D. Key, President
                                    (Principal Executive Officer)


DATE: November 10, 2000       BY: /s/ John Hopkins
      -----------------       --------------------------------------------------
                                    John Hopkins, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)