Form 10KSB40
period 2000-12-31
GBC BANCORP INC
filed 2001-03-02
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934.
      or the transition period from                   to
                                    -----------------    -----------------
                        Commission File Number: 333-19081

                                GBC BANCORP, INC.
                      -------------------------------------
                        (Name of small business issuer in
                                  its charter)

                GEORGIA                                  58-2265327
---------------------------------------    ------------------------------------
     (State Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

            165 Nash Street                                30045
        Lawrenceville, Georgia             ------------------------------------
---------------------------------------                 (Zip Code)
    (Address of Principal Executive
               Offices)

                                 (770) 995-0000
                     -------------------------------------
                          (Issuer's Telephone Number,
                              Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the year ended December 31, 2000 were $8,440,000.

         Aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant computed by reference to the price at which common stock is being offered:
$9,751,294, based on a price of $14.00 per share, pursuant to a Registration Statement on Form SB-2 (Registration no. 333-52494) effective pursuant to the Securities Act of 1933, as amended on February 22, 2001.

         There were 951,580 shares of the Registrant's common stock outstanding as of February 21, 2001.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I        1
     ITEM 1.  DESCRIPTION OF BUSINESS....................................................................1
     ITEM 2.  DESCRIPTION OF PROPERTY...................................................................11
     ITEM 3.  LEGAL PROCEEDINGS.........................................................................11
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................11

PART II       11
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................11
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................12
     ITEM 7.  FINANCIAL STATEMENTS......................................................................27
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................................................28

PART III      29
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................29
     ITEM 10.  EXECUTIVE COMPENSATION...................................................................33
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................36
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................37
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................38

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
              SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS................................38

SIGNATURES..............................................................................................40

EXHIBIT INDEX

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GBC BANCORP

         We were organized in August 1996 as a Georgia corporation for the purpose of acquiring all of the common stock of Gwinnett Banking Company, a Georgia bank which opened for business in October, 1997. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, and the Georgia Bank Holding Company Act.

         We were organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. It is expected, however, that we may make additional acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements.

GWINNETT BANKING COMPANY

         The Bank is a full service commercial bank located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia. The Bank's primary service area is Gwinnett County, Georgia. The Bank, however, also serves the adjacent counties, or parts thereof, of Cobb, DeKalb and Fulton. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank's loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.

INDUSTRY AND COMPETITION

         We believe that Gwinnett County has a very active and competitive banking market. The largest financial institutions serving Gwinnett County are Bank of America, Wachovia Bank, N.A., SunTrust Bank, Atlanta, First Union National Bank, and SouthTrust Bank, N.A. The largest Gwinnett County based banks are The Brand Banking Company, Lawrenceville; Peoples Bank & Trust, Buford; and First Capital Bank, Norcross. Based on the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 1998, there are 26 commercial banks, two thrift institutions and three credit unions that operate 139 offices in Gwinnett County. There are approximately 16 financial institutions that have offices in the immediate vicinity of the main office of the Bank.

EMPLOYEES

         The Bank has 28 full-time employees. GBC Bancorp does not have any employees who are not also employees of the Bank.

SUPERVISION AND REGULATION

         General

         We are subject to state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight over virtually all aspects of our operations. These laws and regulations generally are intended to protect depositors, not shareholders. This discussion is only a summary of various statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects.

         Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, numerous additional regulatory requirements have been placed on the banking industry during the past ten years. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. Legislative changes and the policies of various regulatory authorities may affect our operations. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

         The Company

         GBC Bancorp is a bank holding company registered with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act. We are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve, and the Georgia Bank Holding Company Act and the regulations of the Georgia Department of Banking and Finance.

         The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

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

         The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. In addition, the Federal Reserve will not approve a transaction the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade. However, such transactions mat be approved in the event the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates interstate branching and permits the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is limited to a maximum of five years.

        In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which provides that:

         - interstate acquisitions by institutions located in Georgia will be permitted in states which also allow interstate acquisitions; and

         - interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow interstate acquisitions.

         Additionally, in 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning banks outside of Georgia and all non-Georgia banks and bank holding companies owning banks in Georgia the right to merge any bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on an unlimited basis throughout Georgia, subject to the prior approval of the Georgia Department of Banking and Finance.

         Except as amended by the Gramm-Leach-Bliley Act of 1999 discussed below, the Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. Bank holding companies are also generally prohibited from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall within this category include acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling certain types of credit insurance, and performing certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any non-banking activity when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the safety and soundness of any bank subsidiary of that bank holding company.

         The Bank

         Gwinnett Banking Company is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department regulates all areas of the Bank's commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.

         The Bank is also a member of the Federal Deposit Insurance Corporation, and as such, the FDIC, to the maximum extent provided by law, insures its deposits. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations. The FDIC and the Georgia Department regularly examine the operations of the Bank and have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         Gramm-Leach-Bliley Act of 1999

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. This new law provides financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result, the number and type of entities competing with us in our markets could increase. It is too early to determine what effect, if any, this new law will have on us.

         The Gramm-Leach-Bliley Act also covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system's modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry.

         The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the "financial holding company." Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

         -        financial in nature;

         -        incidental to an activity that is financial in nature; or

         - complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

         The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

         -        lending, exchanging, transferring, investing for others;

         -        safeguarding money or securities;

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

         -        underwriting, dealing in or making markets in securities; and

         - engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

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

         With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act's requirements. If any insured depository institution did not receive a Community Reinvestment Act rating of at least "satisfactory" at its most recent examination, the regulatory agencies are to prevent the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

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

         In addition, the Georgia Financial Institutions Code and the regulations of the Georgia Department of Banking and Finance provide:

         - that dividends of cash or property may be paid only out of the retained earnings of the Bank;

         - that dividends may not be paid if the Banks' paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank's capital stock; and

         - that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

                  - the Bank's total classified assets exceed 80% of its equity capital;

                  - the aggregate amount of dividends to be declared exceeds 50% of the Bank's net profits after taxes but before dividends for the previous calendar year; or

                  - the ratio of equity capital to total adjusted assets is less than 6%.

         Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2000, the Bank could pay a $198,000 dividend to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Capital Adequacy

         We are required to comply with the capital adequacy standards established by the Federal Reserve, and the Federal Deposit Insurance Corporation in the case of the Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2000, GBC Bancorp's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.46% and 12.21%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. GBC Bancorp's leverage ratio as of December 31, 2000 was 9.95%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised GBC Bancorp's of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

         The Bank is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2000. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the Federal Deposit Insurance Corporation, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the Federal Deposit Insurance Corporation have recently adopted regulations requiring regulators to consider interest rate risk in the evaluation of a bank's capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

         In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed a requirement for the Bank to maintain a primary capital ratio of not less than 8.0% during the first three years of the Bank's operation. Following the expiration of this initial period, the Bank became subject to a 6.0% primary capital ratio. Such standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses.

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

         Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 was enacted in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. This law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of such actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         Under the regulations, a FDIC-insured bank will be:

         - "well capitalized" if it has a total capital ratio of 10.0% or greater, a tier 1 capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

         - "adequately capitalized" if it has a total capital ratio of 8.0% or greater, a tier 1 capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not "well capitalized";

         - "undercapitalized" if it has a total capital ratio of less than 8.0%, a tier 1 capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances);

         - "significantly undercapitalized" if it has a total capital ratio of less than 6.0%, a tier 1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

         - "critically undercapitalized" if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

         A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease.

         An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be "undercapitalized". "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. In addition, for a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank's total assets at the time it became "undercapitalized" and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". "Significantly undercapitalized" institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

         As of December 31, 2000, Gwinnett Banking Company had the requisite capital levels to qualify as "well capitalized."

         FDIC Insurance Assessments

         The Federal Deposit Insurance Corporation has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the risk posed to the deposit insurance funds. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. The combination of capital groups and supervisory subgroups results in nine assessment risk classifications to which different assessment rates are applied.

         The FDIC may terminate the insurance of the deposits of Gwinnett Banking Company upon a finding that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or condition the FDIC has imposed.

         Safety and Soundness Standards

         The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit or implement such a plan, the agency must issue an order directing action to correct the deficiency and may require other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions described above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         Community Reinvestment Act

         The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

         Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution's Community Reinvestment Act performance and to review the institution's Community Reinvestment Act public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution's written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution's community reinvestment record.

         The recently enacted Gramm-Leach-Bliley Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank leases its offices located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia. The Bank also leases its branch banking offices located at 11675 Rainwater Drive, Suite 150, Alpharetta, Fulton County, Georgia 30004.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on our consolidated position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no market for shares of our common stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for our common stock to be traded on any stock exchange or over-the-counter market. As of December 31, 2000, there were approximately five private trades of shares of our common stock.

         As of December 31, 2000, we had approximately 400 holders of our common stock.

         We have not paid any dividends to date. Under the Georgia Business Corporation Code, we may from time to time make distributions, including the payment of dividends, to our shareholders in money, indebtedness or other property (except our own shares) unless, after giving effect to such distribution, we would not be able to pay its debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. We may also distribute our shares pro rata and without consideration to our shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend.

         Subject to certain conditions imposed by our regulators, we, as the sole holder of common stock of the Bank, are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. Dividends paid may not exceed 50% of net profits after taxes for the previous fiscal year without prior approval of the Georgia Department of Banking and Finance. The Bank may not pay cumulative dividends on its common stock.

         In the absence of other activities conducted by us, our ability to pay dividends will depend upon the earnings of the Bank. However, we cannot assure the future payment of dividends, either in cash or in stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Gwinnett Banking Company, at December 31, 2000 and 1999 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

         We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

OVERVIEW

         Our 2000 results were highlighted by reporting net income of $1,066,000 in our third full year of operations and by completely recouping operating losses incurred through 1999. Our significant loan and deposit growth should provide a base for continued profitability. In anticipation of continued growth, we are seeking to raise an additional $5 million to $10 million in capital through a public offering in the first quarter of 2001. We are also expanding geographically, as we now have a full service branch in Alpharetta, Fulton County, Georgia. This branch opened in February 2001.

FINANCIAL CONDITION AS OF DECEMBER 31, 2000 AND 1999

         Following is a summary of our balance sheets for the years indicated:

                                                                December 31,
                                                            2000          1999
                                                          --------      -------
                                                         (Dollars in Thousands)

Cash and due from banks ............................      $  4,112      $ 3,193
Federal funds sold .................................        17,805        6,650
Securities .........................................         9,039        6,837
Loans, net .........................................        71,751       43,612
Premises and equipment .............................           774          491
Other assets .......................................         3,573        1,549
                                                          --------      -------

                                                          $107,054      $62,332
                                                          ========      =======

Total deposits .....................................      $ 96,346      $53,784
Other liabilities ..................................         1,146          304
Shareholders' equity ...............................         9,562        8,244
                                                          --------      -------

                                                          $107,054      $62,332
                                                          ========      =======

FINANCIAL CONDITION AS OF DECEMBER 31, 2000 AND 1999

         As of December 31, 2000, we had total assets of $107.1 million, an increase of 72% over December 31, 1999. Total interest-earning assets were $99.7 million as of December 31, 2000, or 93% of total assets, as compared to 92% of total assets as of December 31, 1999. Our primary interest-earning assets as of December 31, 2000 were loans, which made up 73% of total interest-earning assets, as compared to 77% as of December 31, 1999. Our loan to deposit ratio was 76% as of December 31, 2000, as compared to 82% as of December 31, 1999. Deposit growth of $42.6 million has been used to fund loan growth of $28.6 million. The balance of the deposit growth was used primarily to fund an $11.2 million increase in Federal funds sold. The balance of Federal funds sold as of December 31, 2000 should decrease as loan volume increases.

         Our securities portfolio, consisting of U.S. Agency securities, amounted to $9.0 million as of December 31, 2000. Unrealized losses on securities amounted to $11,000 as of December 31, 2000, as compared to $259,000 as of December 31, 1999. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         We have 59% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

         The remaining 41% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the general economy.

         We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

         The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities and accessibility to market sources of funds.

         Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

         Our liquidity and capital resources are monitored on a periodic basis by management and State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

         As of December 31, 2000, we had loan commitments outstanding of $26.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase Federal funds from other financial institutions. As of December 31, 2000, we had arrangements with four commercial banks for additional short-term advances of $7,750,000.

         As of December 31, 2000, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders' equity increased due to net income in 2000 of $1,066,000 and due to decreased unrealized losses on securities available-for-sale of $252,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $198,000 dividend without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the Bank as of December 31, 2000 are as follows:


                                             Actual
                                     --------------------       Regulatory
                                     Consolidated    Bank      Requirements
                                     ------------    -----    -------------
Leverage capital ratio .......            9.95%       9.56%        5.00%
Risk-based capital ratios:
   Core capital ..............           12.21       11.76         6.00
   Total capital .............           13.46       13.01        10.00


         As of December 31, 2000, we had no material commitments for capital expenditures.

         These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings and proceeds from our stock offering will assist in keeping these ratios at satisfactory levels.

         We believe that our liquidity and capital resources, inclusive of the results of our pending stock offering, will be adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

         Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

EFFECTS OF INFLATION

         The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "--Asset/Liability Management."

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         The following is a summary of our operations for the years indicated.

                                       Year Ended December 31,
                                        2000              1999
                                       -----------------------
                                        (Dollars in Thousands)
Interest income ..............         $ 8,161          $4,615
Interest expense .............           3,744           1,504
Net interest income ..........           4,417           3,111
Provision for loan losses ....             484             309
Other income .................             279             177
Other expenses ...............           3,193           2,534
Pretax income ................           1,019             445
Income taxes .................             (47)             --
Net income ...................         $ 1,066          $  445
                                       =======          ======

NET INTEREST INCOME

         Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

         Our net yield on average interest-earning assets was 5.70% in 2000, as compared to 7.21% in 1999. Average loans increased by $25.5 million, which accounted for the majority of a $34.3 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $32.9 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 10.53% in 2000 from 10.70% in 1999. The rate paid on average interest-bearing liabilities increased to 5.92% in 2000 from 4.96% in 1999. The increase in net interest income was due to a significant increase in volume of interest-earning assets while the decrease in net yield was due primarily to our higher cost of funds in comparison to 1999.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $484,000 in 2000, as compared to $309,000 in 1999. The amounts provided were due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2000, we had no nonaccrual loans, as compared to $4,000 as of December 31, 1999. The allowance for loan losses as a percentage of total loans as of

December 31, 2000 and 1999 was 1.52%. Actual loan charge-offs were $52,000 during 2000, as compared to $8,000 in 1999.

OTHER INCOME

         Other income consists of service charges on deposit accounts, mortgage loan origination fees and other miscellaneous revenue and fees. Other income increased to $279,000 in 2000, from $177,000 in 1999. This increase is due to an increase in service charges on deposit accounts of $52,000, a decrease in mortgage loan origination fees of $11,000, an increase in income recognized on life insurance policies of $24,000 and an increase in gains on sales of loans and other real estate of $41,000.

OTHER EXPENSES

         Other expenses were $3,193,000 in 2000, as compared to $2,534,000 in 1999, an increase of $659,000. Salaries and employee benefits increased by $402,000 due to an increase in the number of full time employees from 23 to 28 and other annual salary increases. Equipment and occupancy expenses increased by $142,000 due primarily to increased depreciation of $35,000, increased building lease expense of $57,000 and increased service/maintenance costs of $47,000. Other operating expenses increased by $115,000 due primarily to a $19,000 increase in data processing costs, increased non-property insurance costs of $12,000, increased business development costs of $21,000 and a $63,000 increase in other costs.

INCOME TAX

         We have reported income tax benefits for 2000 of $47,000, due primarily to the reversal of the valuation allowance previously accorded to deferred tax assets.

ASSET/LIABILITY MANAGEMENT

         Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships and corporations.

         Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

         Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

         As of December 31, 2000, our cumulative one year interest rate-sensitivity gap ratio was 104%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

                                                            After         After
                                                            Three          One
                                                            Months       Year but
                                              Within         but          Within        After
                                              Three         Within         Five         Five
                                              Months       One Year        Years        Years        Total
                                              -------      --------      --------      -------      -------
                                                                   (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold ...............       $17,805      $     --       $    --      $    --      $17,805
     Securities .......................            --            --         6,549        2,490        9,039
     Loans ............................        53,297         8,221        10,719          620       72,857
                                              -------      --------       -------      -------      -------
                                               71,102         8,221        17,268        3,110       99,701
                                              -------      --------       -------      -------      -------

Interest-bearing liabilities:
     Interest-bearing demand
          deposits ....................         8,965            --            --           --        8,965
     Savings ..........................         5,732            --            --           --        5,732
     Certificates, less than
          $100,000 ....................         6,613        20,961         6,175           --       33,749
     Certificates, $100,000
          and over ....................        11,846        21,877         3,616           --       37,339
                                              -------      --------       -------      -------      -------
                                               33,156        42,838         9,791           --       85,785
                                              -------      --------       -------      -------      -------

Interest rate sensitivity gap .........       $37,946      $(34,617)      $ 7,477      $ 3,110      $13,916
                                              =======      ========       =======      =======      =======
Cumulative interest rate
     sensitivity gap ..................       $37,946      $  3,329       $10,806      $13,916
                                              =======      ========       =======      =======
Interest rate sensitivity gap ratio ...          2.14           .19          1.76           --
                                              =======      ========       =======      =======
Cumulative interest rate
     sensitivity gap ratio ............          2.14          1.04          1.13         1.16
                                              =======      ========       =======      =======

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

         The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and shareholders' equity, the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS

         Average Balances

         The condensed average balance sheet for the years indicated is presented below. (1)

                                                                 Year Ended December 31,
                                                                   2000           1999
                                                                 -----------------------
                                                                 (Dollars in Thousands)
ASSETS

     Cash and due from banks ..................                  $  2,386       $  1,841
     Taxable securities .......................                     8,900          5,502
     Securities valuation account .............                      (236)          (109)
     Federal funds sold .......................                     9,571          4,063
     Loans (2) ................................                    59,038         33,561
     Allowance for loan losses ................                      (868)          (502)
     Other assets .............................                     2,898          1,145
                                                                 --------       --------
                                                                 $ 81,689       $ 45,501
                                                                 ========       ========

     Total interest-earning assets ............                  $ 77,509       $ 43,126
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits:
          Noninterest-bearing demand ..........                  $  9,177       $  6,824
          Interest-bearing demand .............                     9,164          7,568
          Savings .............................                     5,969          3,706

          Time ................................                    48,025         19,071
                                                                 --------       --------
                   Total deposits .............                    72,335         37,169

          Federal funds purchased .............                        71             --
          Other liabilities ...................                       506            218
                                                                 --------       --------
                   Total liabilities ..........                    72,912         37,387
          Shareholders' equity ................                     8,777          8,114
                                                                 --------       --------
                                                                 $ 81,689       $ 45,501
                                                                 ========       ========

          Total interest-bearing liabilities...                  $ 63,229       $ 30,345
                                                                 ========       ========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) The average balance of nonaccrual loans included in average loans for 2000 was $28,000. There average balance of nonaccrual loans for 1999 was less than $1,000.

         Interest Income and Interest Expense

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                   Year Ended December 31,
                                                               2000                      1999
                                                       --------------------------------------------------
                                                                     Average                     Average
                                                       Interest       Rate      Interest           Rate
                                                       --------------------------------------------------
                                                                     (Dollars in Thousands)
     Interest Income:
          Interest and fees on loans (1) ..........      $6,956       11.78%      $4,066          12.12%
          Interest on taxable securities ..........         582        6.54          338           6.14
          Interest on Federal funds sold ..........         623        6.51          211           5.19
          Total interest income ...................       8,161       10.53        4,615          10.70
                                                         ------                   ------

     Interest Expense:
          Interest on interest-bearing
            demand deposits .......................         349        3.80          277           3.67
          Interest on savings deposits ............         289        4.85          177           4.77
          Interest on time deposits ...............       3,101        6.46        1,050           5.51
          Interest of Federal funds purchased .....           5        6.61           --             --
                                                         ------                    -----
          Total interest expense ..................       3,744        5.92        1,504           4.96
                                                         ------                    -----

     Net Interest Income ..........................      $4,417                   $3,111
                                                         ======                   ======

          Net interest spread .....................                    4.61%                       5.74%
                                                                       ====                       =====
          Net yield on average interest-earning assets..               5.70%                       7.21%
                                                                       ====                       =====


(1) Interest and fees on loans includes $1,014,000 and $889,000 of loan fee income for the years ended December 31, 2000 and 1999, respectively. There was no interest income recognized on nonaccrual loans during 2000 or 1999.

         Rate and Volume Analysis

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

         -        change in volume (change in volume multiplied by old rate);

         -        change in rate (change in rate multiplied by old volume); and

         -        a combination of change in rate and change in volume.

The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.


                                                                     Year Ended December 31,
                                                                         2000 vs. 1999
                                                                         Changes Due To:
                                                               Rate           Volume           Total
                                                              -----           ------           -----
                                                                     (Dollars in Thousands)
     Increase (decrease) in:
          Income from interest-earning assets:
          Interest and fees on loans ...............          $(115)          $3,005          $2,890
          Interest on taxable securities ...........             23              221             244
          Interest on Federal funds sold ...........             65              347             412
                                                              -----           ------          ------
                   Total interest income ...........            (27)           3,573           3,546
                                                              -----           ------          ------

          Expense from interest-bearing liabilities:
          Interest on interest-bearing
            demand deposits ........................              2              110             112
          Interest on time deposits ................            210            1,841           2,051
          Interest on Federal funds purchased ......             --                5               5
                                                              -----           ------          ------
                   Total interest expense ..........            223            2,017           2,240
                                                              -----           ------          ------

                   Net interest income .............          $(250)          $1,556          $1,306
                                                              =====           ======          ======

INVESTMENT PORTFOLIO

         Types of Investments

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                                     December 31,
                                                                                 2000           1999
                                                                                ------         ------
                                                                                (Dollars in Thousands)
     U.S. Government agencies..............................................     $9,039         $6,837

         Maturities

         The amounts of securities, including the weighted average yield in each category as of December 31, 2000, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.


                                                                                             After one           After five
                                                                  One year or less      through five years    through ten years
                                                                  Amount  Yield(1)      Amount    Yield(1)    Amount   Yield(1)
                                                                  ------  --------      ------    --------    ------   --------
U.S. Government
  agencies..............................................          $   --        --      $6,549      6.26%     $2,490    7.31%
                                                                  ======                ======                ======

                                                                   After ten years             Total
                                                                  Amount  Yield(1)       Amount    Yield(1)
                                                                  ------  --------       ------    --------
U.S. Government
  agencies..............................................          $   --        --       $9,039     6.55%
                                                                  ======                 ======


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

LOAN PORTFOLIO

         Types of Loans

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                                 December 31,
                                                                           2000               1999
                                                                         --------           --------
                                                                            (Dollars in Thousands)
     Commercial ..................................                       $ 23,280           $  8,662
     Construction loans secured by real estate ...                         26,709             22,850
     Commercial loans secured by real estate .....                         16,586              8,237
     Consumer installment loans and other ........                          6,282              4,537
                                                                         --------           --------
                                                                           72,857             44,286
     Less allowance for loan losses ..............                         (1,106)              (674)
                                                                         --------           --------
                   Net loans .....................                       $ 71,751           $ 43,612
                                                                         ========           ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates

         Total loans as of December 31, 2000 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

                                                                            December 31, 2000
                                                                          ----------------------
                                                                          (Dollars in Thousands)
     Commercial
          One year or less ......................................                $24,856
          After one through five years ..........................                 13,207
          After five years ......................................                  1,803
                                                                                 -------
                                                                                  39,866
                                                                                 -------
     Construction
          One year or less ......................................                 26,393
          After one through five years ..........................                    311
          After five years ......................................                      5
                                                                                 -------
                                                                                  26,709
                                                                                  ------
     Other
          One year or less ......................................                  5,155
          After one through five years ..........................                  1,104
          After five years ......................................                     23
                                                                                 -------
                                                                                   6,282
                                                                                 -------
                                                                                 $72,857
                                                                                 =======

         The following table summarizes loans as of December 31, 2000 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                                            December 31, 2000
                                                                          ----------------------
                                                                          (Dollars in Thousands)

         Predetermined interest rates............................                 $ 9,980
         Floating or adjustable interest rates...................                   6,473
                                                                                  -------
                                                                                  $16,453
                                                                                  =======

         Risk Elements

         Information with respect to nonaccrual, past due and restructured loans as of December 31, 2000 and 1999 is as follows:

                                                                                  December 31,
                                                                              2000           1999
                                                                              ----           ----
                                                                             (Dollars in Thousands)

     Nonaccrual loans............................................            $  --          $   4
     Loans contractually past due 90
          days or more as to interest or
          principal payments and still accruing..................               --             --
     Restructured loans..........................................               --             --
     Loans, now current about which there are
          serious doubts as to the ability of the
          borrower to comply with loan repayment terms...........               --             52
     Interest income that would have been recorded
          on nonaccrual and restructured loans under
          original terms.........................................                1              1
     Interest income that was recorded on
          nonaccrual and restructured loans......................               --             --

         It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, and the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

         Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

                                                            Year Ended December 31,
                                                          2000                  1999
                                                         -------               -------
                                                             (Dollars in Thousands)
Average amount of loans outstanding ............         $59,038               $33,561
                                                         =======               =======
Balance of allowance for loan losses
     at beginning of year ......................             674                   373
                                                         -------               -------
Loans charged off:
     Commercial and financial ..................              42                     8
     Real estate mortgage ......................              10                    --
     Installment ...............................              --                    --
                                                         -------               -------
                                                              52                     8
                                                         -------               -------
Loans recovered:
     Commercial and financial ..................              --                    --
     Real estate mortgage ......................              --                    --
     Installment ...............................              --                    --
                                                         -------               -------
                                                              --                    --
                                                         -------               -------
Net charge-offs ................................              52                     8
                                                         -------               -------
Additions to allowance charged to operating
     expense during year .......................             484                   309
                                                         -------               -------
Balance of allowance for loan losses
     at end of year ............................         $ 1,106               $   674
                                                         =======               =======
Ratio of net loans charged off during the
     year to average loans outstanding .........             .09%                  .02%
                                                         =======               =======

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

         As of December 31, 2000 and 1999, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                           December 31, 2000                      December 31, 1999

                                                          Percent of loans in                    Percent of loans in
                                                                       each category                        each category
                                                       Amount          to total loans        Amount         to total loans
                                                       ------          --------------        ------         --------------
                                                                             (Dollars in Thousands)
Commercial ...................................         $  332                 32%              $128                19%
Construction loans secured by real estate ....            442                 37                351                52
Commercial loans secured by real estate ......            221                 23                128                19
Consumer installment
     loans and other .........................            111                  8                 67                10
                                                       ------                ---               ----               ---
                                                       $1,106                100%              $674               100%
                                                       ======                ===               ====               ===

DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.(1)

                                                                    Year Ended December 31,
                                                             2000                               1999
                                                  --------------------------          -------------------------
                                                  Amount             Percent          Amount            Percent
                                                                     (Dollars in Thousands)

Noninterest-bearing demand deposits ......       $ 9,177                --%           $ 6,824              --%
Interest-bearing demand deposits .........         9,164              3.80              7,568            3.67
Savings deposits .........................         5,969              4.85              3,706            4.77
Time deposits ............................        48,025              6.46             19,071            5.51
                                                 -------                              -------
                                                 $72,335                              $37,169
                                                 =======                              =======

(1)      Average balances were determined using the daily average balances.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

                                                                      December 31,  2000
                                                                    ----------------------
                                                                    (Dollars in Thousands)
Three months or less .......................................              $11,846
Over three through six months ..............................                8,110
Over six through twelve months .............................               13,767
Over twelve months .........................................                3,616
                                                                          -------
         Total .............................................              $37,339
                                                                          =======


RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

         The following rate of return information for the years indicated is presented below.

                                                                              Year Ended December 31,
                                                                               2000             1999
                                                                              -----            -----
     Return on assets (1)........................................              1.30%             .98%
     Return on equity (2)........................................             12.14             5.48
     Dividend payout ratio (3)...................................                --               --
     Equity to assets ratio (4)..................................             10.74            17.83

(1)      Net income divided by average total assets.

(2)      Net income divided by average equity.

(3) Dividends declared per share of common stock divided by net income per share.

(4)      Average common equity divided by average total assets.

ITEM 7.  FINANCIAL STATEMENTS


         The financial statements of GBC Bancorp, Inc., the Notes to financial statements and the Independent Auditors' Report of Mauldin & Jenkins, LLC, independent certified public accountants, required by this Item 7 commence on page F-1 and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE NO.
                                                                                                         --------
    Independent Auditor's Report..............................................................             F-1
    Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.................             F-2
    Consolidated Statements of Income for the Years ended December 31, 2000 and December 31,
    1999......................................................................................             F-3
    Consolidated Statements of Comprehensive Income for the Years ended December 31, 2000 and
    December 31, 1999.........................................................................             F-4
    Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2000 and
    December 31, 1999.........................................................................             F-5
    Consolidated Statements of Cash Flows for the Years ended December 31, 2000 and
    December 31, 1999.........................................................................             F-6
    Notes to Consolidated Financial Statements................................................             F-7

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA

         We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                  /s/ MAULDIN & JENKINS, LLC



Atlanta, Georgia
January 5, 2001

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                    ASSETS
                                                                      2000                1999
                                                                  -------------       ------------
Cash and due from banks                                           $   4,111,520       $  3,192,647
Federal funds sold                                                   17,805,000          6,650,000
Securities available-for-sale                                         9,038,850          6,836,993

Loans                                                                72,857,528         44,285,792
Less allowance for loan losses                                        1,106,184            674,143
                                                                  -------------       ------------
          Loans, net                                                 71,751,344         43,611,649

Premises and equipment                                                  774,044            491,628
Other assets                                                          3,572,826          1,548,909
                                                                  -------------       ------------

          TOTAL ASSETS                                            $ 107,053,584       $ 62,331,826
                                                                  =============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                           $  10,561,186       $  7,310,817
    Interest-bearing                                                 85,784,789         46,473,025
                                                                  -------------       ------------
           Total deposits                                            96,345,975         53,783,842
    Other liabilities                                                 1,146,182            304,077
                                                                  -------------       ------------
          TOTAL LIABILITIES                                          97,492,157         54,087,919
                                                                  -------------       ------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
       951,580 issued and outstanding                                   951,580            951,580
    Capital surplus                                                   8,540,327          8,540,327
    Retained earnings (deficit)                                          76,577           (989,210)
    Accumulated other comprehensive loss                                 (7,057)          (258,790)
                                                                  -------------       ------------

          TOTAL STOCKHOLDERS' EQUITY                                  9,561,427          8,243,907
                                                                  -------------       ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 107,053,584       $ 62,331,826
                                                                  =============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                       2000              1999
                                                                   -----------       -----------
INTEREST INCOME
    Loans                                                          $ 6,955,885       $ 4,066,177
    Taxable securities                                                 581,819           337,830
    Federal funds sold                                                 622,982           210,913
                                                                   -----------       -----------
          TOTAL INTEREST INCOME                                      8,160,686         4,614,920
                                                                   -----------       -----------

INTEREST EXPENSE
      Deposits                                                       3,739,024         1,504,334
      Other borrowings                                                   4,692                --
                                                                   -----------       -----------
           TOTAL INTEREST EXPENSE                                    3,743,716         1,504,334
                                                                   -----------       -----------

          NET INTEREST INCOME                                        4,416,970         3,110,586
PROVISION FOR LOAN LOSSES                                              483,706           309,161
                                                                   -----------       -----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        3,933,264         2,801,425
                                                                   -----------       -----------

OTHER INCOME
    Service charges on deposit accounts                                119,015            66,863
    Other operating income                                             160,130           110,200
                                                                   -----------       -----------
          TOTAL OTHER INCOME                                           279,145           177,063
                                                                   -----------       -----------

OTHER EXPENSES
    Salaries and employee benefits                                   1,792,196         1,390,288
    Equipment and occupancy expenses                                   735,646           593,637
    Other operating expenses                                           665,445           549,573
                                                                   -----------       -----------
          TOTAL OTHER EXPENSES                                       3,193,287         2,533,498
                                                                   -----------       -----------

          INCOME BEFORE INCOME TAX (BENEFIT)                         1,019,122           444,990

INCOME TAX (BENEFIT)                                                   (46,665)               --
                                                                   -----------       -----------

                    NET INCOME                                     $ 1,065,787       $   444,990
                                                                   ===========       ===========

BASIC AND DILUTED EARNINGS PER SHARE                               $      1.12       $      0.47
                                                                   ===========       ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                     2000            1999
                                                                  ----------      ----------
NET INCOME                                                        $1,065,787      $  444,990

OTHER COMPREHENSIVE INCOME (LOSS):

        Unrealized holding gains (losses) on securities
            available-for-sale arising during period, net of
            tax benefits of $4,325 and $--.                          251,733        (270,349)
                                                                  ----------      ----------

COMPREHENSIVE INCOME                                              $1,317,520      $  174,641
                                                                  ==========      ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          ACCUMULATED
                                         COMMON STOCK                      RETAINED          OTHER          TOTAL
                                     --------------------    CAPITAL       EARNINGS      COMPREHENSIVE  STOCKHOLDERS'
                                      SHARES    PAR VALUE    SURPLUS       (DEFICIT)     INCOME (LOSS)     EQUITY
                                     --------   ---------   ----------    -----------    -------------  -------------
BALANCE, DECEMBER 31, 1998            950,080    $950,080   $8,526,827    $(1,434,200)     $  11,559     $ 8,054,266
    Net income                             --          --           --        444,990             --         444,990
    Exercise of stock options           1,500       1,500       13,500             --             --          15,000
    Other comprehensive loss               --          --           --             --       (270,349)       (270,349)
                                     --------    --------   ----------    -----------      ---------     -----------
BALANCE, DECEMBER 31, 1999            951,580     951,580    8,540,327       (989,210)      (258,790)      8,243,907
    Net income                             --          --           --      1,065,787             --       1,065,787
    Other comprehensive income             --          --           --             --        251,733         251,733
                                     --------    --------   ----------    -----------      ---------     -----------
BALANCE, DECEMBER 31, 2000            951,580    $951,580   $8,540,327    $    76,577      $  (7,057)    $ 9,561,427
                                     ========    ========   ==========    ===========      =========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                       2000               1999
                                                                   ------------       ------------
OPERATING ACTIVITIES
    Net income                                                     $  1,065,787       $    444,990
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                    248,459            213,763
        Deferred income taxes                                          (464,515)           (49,949)
        Gain on sale of loans                                           (28,899)                --
        Gain on sale of other real estate owned                         (12,212)                --
        Provision for loan losses                                       483,706            309,161
        Increase in interest receivable                                (565,394)          (176,295)
        Increase in interest payable                                    329,213              9,423
        Increase in income taxes payable                                397,901                 --
        Other operating activities                                      131,399            (61,130)
                                                                   ------------       ------------

              Net cash provided by operating activities               1,585,445            689,963
                                                                   ------------       ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                       (1,954,450)        (6,594,906)
    Proceeds from maturities of securities available-for-sale                --          3,496,084
    Net increase in Federal funds sold                              (11,155,000)        (3,910,000)
    Proceeds from sale of loans                                         773,330                 --
    Net increase in loans                                           (30,489,740)       (19,853,630)
    Purchase of equipment                                              (530,875)           (93,225)
    Proceeds from sale of other real estate owned                     1,092,121                 --
    Purchase of life insurance policies                                (933,000)          (933,000)
                                                                   ------------       ------------

            Net cash used in investing activities                   (43,197,614)       (27,888,677)
                                                                   ------------       ------------

FINANCING ACTIVITIES
    Net increase in deposits                                         42,562,133         28,776,315
    Proceeds from exercise of stock options                                  --             15,000
    Deferred stock offering costs                                       (31,091)                --
                                                                   ------------       ------------

            Net cash provided by financing activities                42,531,042         28,791,315
                                                                   ------------       ------------

Net increase in cash and due from banks                                 918,873          1,592,601

Cash and due from banks at beginning of year                          3,192,647          1,600,046
                                                                   ------------       ------------

Cash and due from banks at end of year                             $  4,111,520       $  3,192,647
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
            Interest                                               $  3,414,503       $  1,494,911

            Income taxes                                           $     19,949       $     80,000

NONCASH TRANSACTION
    Principal balances of loans
       transferred to other real estate owned                      $  1,121,909       $         --

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS

           GBC Bancorp, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Gwinnett Banking Company (the "Bank"). The Bank is a commercial bank located in Lawrenceville, Gwinnett County, Georgia with a branch in Alpharetta, Fulton County, Georgia. The Bank provides a full range of banking services in its primary market area of Gwinnett County and surrounding counties.

          BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

          CASH, DUE FROM BANKS AND CASH FLOWS

           For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, Federal funds sold and deposits are reported net.

           The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

          SECURITIES

           Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

           Interest and dividends, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          LOANS

           Loans are reported at their outstanding unpaid principal balances less deferred fees and the allowance for loan losses. Interest income is accrued on the unpaid balance.

           Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the estimated life of the loans.

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

           The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

           A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

          PREMISES AND EQUIPMENT

           Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          OTHER REAL ESTATE OWNED

           Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $42,000 and $ - - , respectively.

          TRANSFERS OF FINANCIAL ASSETS

           Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

          INCOME TAXES

           Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

          STOCK COMPENSATION PLANS

           Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

          EARNINGS PER SHARE

           Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          COMPREHENSIVE INCOME

           Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

          RECENT DEVELOPMENTS

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
           (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

NOTE 2.   SECURITIES

           The amortized cost and fair value of securities are summarized as follows:

                                                      GROSS          GROSS
                                    AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                      COST            GAINS          LOSSES          VALUE
                                   ----------      -----------     ----------     ----------
SECURITIES AVAILABLE-FOR-SALE
   DECEMBER 31, 2000:
   U. S. GOVERNMENT AND
      AGENCY SECURITIES            $9,050,232      $   37,817      $ (49,199)     $9,038,850
                                   ==========      ==========      =========      ==========

   December 31, 1999:
   U. S. Government and
      agency securities            $7,095,783      $       --      $(258,790)     $6,836,993
                                   ==========      ==========      =========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Securities with a carrying value of $2,486,515 and $486,565 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

          The amortized cost and fair value of securities as of December 31, 2000 by contractual maturity are shown below.

                                           AMORTIZED         FAIR
                                             COST            VALUE
                                          ----------      ----------
         Due from one to five years       $6,550,232      $6,548,850
         Due from five to ten years        2,500,000       2,490,000
                                          ----------      ----------
                                          $9,050,232      $9,038,850
                                          ==========      ==========

NOTE 3.   LOANS

          The composition of loans is summarized as follows:

                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                         2000                 1999
                                                                     ------------       ------------
         Commercial                                                  $ 23,279,619       $  8,662,176
         Commercial loans secured by real estate                       16,586,376          8,384,203
         Construction loans secured by real estate                     26,834,971         22,850,298
         Consumer instalment and other                                  6,282,574          4,536,847
                                                                     ------------       ------------
                                                                                          44,433,524
         Deferred fees                                                   (126,012)          (147,732)
         Allowance for loan losses                                     (1,106,184)          (674,143)
                                                                     ------------       ------------
         Loans, net                                                  $ 71,751,344       $ 43,611,649
                                                                     ============       ============

          Changes in the allowance for loan losses are as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                      -----------------------------
                                                                          2000              1999
                                                                      -----------       -----------
         Balance, beginning of year                                   $   674,143       $   372,683
            Provision for loan losses                                     483,706           309,161
            Loans charged off                                             (51,665)           (7,701)
            Recoveries of loans previously charged off                         --                --
                                                                      -----------       -----------
         Balance, end of year                                         $ 1,106,184       $   674,143
                                                                      ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The total recorded investment in impaired loans was $ - - and $63,097 at December 31, 2000 and 1999, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2000 or 1999. The average recorded investment in impaired loans for 2000 and 1999 was $27,521 and $56,631, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 2000 and 1999.

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

         Balance, beginning of year                        $  3,256,329
            Advances                                          8,426,750
            Repayments                                       (6,632,249)
            Change in executive officers                        100,075
                                                           ------------
         Balance, end of year                              $  5,150,905
                                                           ============

NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                      DECEMBER 31,
                                              -----------------------------
                                                  2000              1999
                                              -----------       -----------
Equipment                                     $ 1,150,938       $   827,937
Leasehold improvements                            207,874                --
                                              -----------       -----------
                                                1,358,812           827,937
Accumulated depreciation                         (584,768)         (336,309)
                                              -----------       -----------
                                              $   774,044       $   491,628
                                              ===========       ===========

NOTE 5.   DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $37,338,995 and $19,530,671,
          respectively. The Company had brokered certificates of deposit at December 31, 2000 and 1999 of $2,769,000 and $ - -, respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

                      2001                            $ 60,399,461
                      2002                               5,116,294
                      2003                               5,572,422
                                                      ------------
                                                      $ 71,088,177
                                                      ============

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  DEFERRED COMPENSATION PLAN

         In 1999, the Company established a deferred compensation plan providing for death and retirement benefits for its executive officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officers. The balance of the policy cash surrender values included in other assets at December 31, 2000 and 1999 is $1,894,784 and $935,494,
         respectively. Income recognized on the policies amounted to $26,290 and $2,494 for the years ended December 31, 2000 and 1999, respectively. There was no deferred compensation liability or expense recognized as of and for the years ended December 31, 2000 or 1999.

NOTE 7.  INCOME TAXES

         Income tax expense (benefit) consists of the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                          2000                  1999
                                                                       -----------           -----------

           Current                                                     $   417,850           $   175,471
           Deferred                                                       (121,069)              (31,629)
           Change in valuation allowance                                  (343,446)             (143,842)
                                                                       -----------           -----------
                   Income tax expense (benefit)                        $   (46,665)          $        --
                                                                       ===========           ===========

         The Company's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                                  2000                              1999
                                                       -------------------------          -------------------------
                                                         AMOUNT           PERCENT           Amount           Percent
                                                       -----------        -------         -----------        -------

            Income taxes at statutory rate             $   346,501            34%         $   151,297            34%
            Change in valuation allowance                 (343,446)          (34)            (143,842)          (32)
            Other                                          (49,720)           (5)              (7,455)           (2)
                                                       -----------         -----          -----------         -----
            Income tax expense (benefit)               $   (46,665)           (5)%        $        --            --%
                                                       ===========         =====          ===========         =====

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of deferred income taxes are as follows:

                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      2000                  1999
                                                                                    ---------             ---------
                       Deferred tax assets:
                         Loan loss reserves                                         $ 334,369             $ 175,168
                         Loan fees                                                     47,552                50,229
                         Preopening and organization expenses                         130,323               181,382
                         Depreciation                                                   2,220                   --
                         Securities available-for-sale                                  4,325                87,988
                                                                                    ---------             ---------
                                                                                      518,789               494,767
                       Valuation allowance                                                 --              (431,434)
                                                                                    ---------             ---------
                                                                                      518,789                63,333
                                                                                    ---------             ---------

                       Deferred tax liabilities, depreciation                              --                13,384
                                                                                    ---------             ---------

                       Net deferred tax assets                                      $ 518,789             $  49,949
                                                                                    =========             =========

NOTE 8.  RELATED PARTY TRANSACTIONS AND LEASES

         The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The Company also leases its branch facilities under a noncancelable operating lease from a third party. The initial lease term is for five years with the monthly rental payment increasing every year by 3%. The lease also includes two five-year extension terms. Both lease agreements require the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitments under the leases at December 31, 2000 are due as follows:

         During the next five years                                                              $  1,990,680
         During the remaining term of the leases                                                    3,685,469
                                                                                                 ------------
                                                                                                 $  5,676,149
                                                                                                 ============

                  Total rental expense is summarized as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ----------    ----------

                      GBC Properties, LLC                                          $  286,596    $  238,830
                      Other third parties                                               9,295            --
                                                                                   ----------    ----------
                                                                                   $  295,891    $  238,830
                                                                                   ==========    ==========

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCK OPTIONS

         The Company has reserved 180,000 shares of common stock for issuance to key employees and directors under an incentive stock option plan. The options granted are exercisable at a price of $10 and expire ten years from the grant date.

                  Other pertinent information related to the options is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------------
                                                                         2000                             1999
                                                              --------------------------       ---------------------------
                                                                               WEIGHTED-                         Weighted-
                                                                               AVERAGE                           average
                                                                               EXERCISE                          Exercise
                                                               NUMBER           PRICE           Number            Price
                                                              ---------        ---------       ---------         ---------

         Under option, beginning of year                        103,500        $   10.00          60,000         $   10.00
            Granted                                              75,000            10.00          45,000             10.00
            Exercised                                                --               --          (1,500)            10.00
            Terminated                                               --               --              --                --
                                                              ---------                        ---------
         Under option, end of year                              178,500            10.00         103,500             10.00
                                                              =========                        =========
         Exercisable, end of year                               141,000            10.00         103,500             10.00
                                                              =========                        =========

         Weighted average remaining contractual life            9 YEARS                          9 years

         Weighted average fair value of
            options granted during the year                   $    4.59                        $    4.86
                                                              =========                        =========

         The Company applies Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                                  2000                 1999
                                                                             ---------------------------------

         Net income               As reported                                $   1,065,787          $  444,990
                                  Pro forma                                  $     958,746          $  300,608

         Earnings per share       As reported                                $        1.12          $     0.47
                                  Pro forma                                  $        1.01          $     0.32

         Earnings per share -     As reported                                $        1.12          $     0.47
           assuming dilution      Pro forma                                  $        1.01          $     0.32

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                             ---------------------------------
                                                                                                  2000                1999
                                                                                             --------------        -----------

                        Dividend yield                                                                  0%                 0%
                        Expected life                                                             10 YEARS           10 years
                        Expected volatility                                                             0%                 0%
                        Risk-free interest rate                                                      6.23%              6.77%

NOTE 10. EARNINGS PER SHARE

                  Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                          ------------------------------
                                                                                             2000                1999
                                                                                          ----------          ----------

                  Basic Earnings Per Share:
                         Weighted average common shares outstanding                          951,580             950,298
                                                                                          ==========          ==========

                         Net income                                                       $1,065,787          $  444,490
                                                                                          ==========          ==========

                         Basic earnings per share                                         $     1.12          $     0.47
                                                                                          ==========          ==========

                      Diluted Earnings Per Share:
                         Weighted average common shares outstanding                          951,580             950,298
                         Net effect of the assumed exercise of stock
                            options based on the treasury stock method
                            using average market prices for the year                              --                  --
                                                                                          ----------          ----------
                         Total weighted average common shares and
                            common stock equivalents outstanding                             951,580             950,298
                                                                                          ==========          ==========

                         Net income                                                       $1,065,787          $  444,490
                                                                                          ==========          ==========

                         Diluted earnings per share                                       $     1.12          $     0.47
                                                                                          ==========          ==========

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES

         The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                                2000            1999
                                                                           --------------  --------------

               Letters of credit                                           $     820,927   $     704,246
               Commitments to extend credit                                   25,892,234      21,739,731
                                                                           --------------  --------------
                                                                           $  27,713,161   $  22,443,977
                                                                           ==============  ==============

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Gwinnett County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

         Fifty-nine percent the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
         Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $2,250,000.

NOTE 13. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $198,000 of dividends could be declared without regulatory approval.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective provisions are not applicable to bank holding companies.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                                   TO BE WELL
                                                                                          FOR CAPITAL          CAPITALIZED UNDER
                                                                                            ADEQUACY           PROMPT CORRECTIVE
                                                                    ACTUAL                  PURPOSES           ACTION PROVISIONS
                                                            -----------------------   ---------------------   ---------------------
                                                             AMOUNT        RATIO        AMOUNT      RATIO       AMOUNT      RATIO
                                                            ----------   ----------   -----------  --------   -----------  --------
                                                                                    (DOLLARS IN THOUSANDS)
                                                            -----------------------------------------------------------------------
               December 31, 2000:
               Total Capital to Risk Weighted Assets:
                  Consolidated                              $  10,546       13.46%    $    6,268        8%     $    N/A       N/A
                  Bank                                      $  10,176       13.01%    $    6,259        8%     $  7,823       10%
               Tier I Capital to Risk Weighted Assets:
                  Consolidated                              $   9,568       12.21%    $    3,134        4%     $    N/A       N/A
                  Bank                                      $   9,198       11.76%    $    3,130        4%     $  4,694        6%
               Tier I Capital to Average Assets:
                  Consolidated                              $   9,568        9.95%    $    3,848        4%     $    N/A       N/A
                  Bank                                      $   9,198        9.56%    $    3,848        4%     $  4,810        5%

               December 31, 1999:
               Total Capital to Risk Weighted Assets:
                  Consolidated                              $   9,094       19.28%    $    3,773        8%     $    N/A       N/A
                  Bank                                      $   8,785       18.63%    $    3,773        8%     $  4,716       10%
               Tier I Capital to Risk Weighted Assets:
                  Consolidated                              $   8,503       18.03%    $    1,887        4%     $    N/A       N/A
                  Bank                                      $   8,194       17.37%    $    1,887        4%     $  2,830        6%
               Tier I Capital to Average Assets:
                  Consolidated                              $   8,503       14.98%    $    2,271        4%     $    N/A       N/A
                  Bank                                      $   8,194       14.43%    $    2,271        4%     $  2,839        5%


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

         CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD:

          The carrying amounts of cash, due from banks, and Federal funds sold approximate fair values.

         SECURITIES:

          Fair values for securities are based on available quoted market prices.

         LOANS:

          For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

         DEPOSITS:

          The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ACCRUED INTEREST:

          The carrying amounts of accrued interest approximate their fair values.

         OFF-BALANCE SHEET INSTRUMENTS:

         Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of non fee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

         The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                             DECEMBER 31, 2000                       December 31, 1999
                                                      -------------------------------       ----------------------------------
                                                        CARRYING            FAIR              Carrying               Fair
                                                         AMOUNT             VALUE              Amount                Value
                                                      ------------      -------------       -------------         ------------

                FINANCIAL ASSETS:
                   Cash, due from banks,
                      And Federal funds sold          $ 21,916,250      $  21,916,250       $   9,842,647         $  9,842,647
                   Securities available-for-sale         9,038,850          9,038,850           6,836,993            6,836,993
                   Loans                                71,751,344         72,930,531          43,611,649           44,248,307
                   Accrued interest receivable             999,879            999,879             434,485              434,485

                FINANCIAL LIABILITIES:
                   Deposits                             96,345,975         96,676,508          53,783,842           54,104,299
                   Accrued interest payable                540,135            540,135             210,922              210,922

NOTE 15. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                                ----------------------------
                                                                                                   2000              1999
                                                                                                ----------        ----------

                         Other operating income:
                            Mortgage origination fees                                           $   51,841        $   62,790
                         Other operating expenses:
                            Telephone                                                               54,077            46,547
                            Professional and consulting                                            116,994           116,048
                            Data processing                                                         98,578            79,485

                        NOTES TO CONSOLIDATED STATEMENTS

NOTE 16.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 2000 and 1999.


                            CONDENSED BALANCE SHEETS

                                                                       2000              1999
                                                                   -----------       -----------
           ASSETS
            Cash                                                   $   256,026       $   308,287
            Investment in subsidiary                                 9,191,079         7,935,620
            Other assets                                               114,322                --
                                                                   -----------       -----------

               Total assets                                        $ 9,561,427       $ 8,243,907
                                                                   ===========       ===========

                 TOTAL STOCKHOLDERS' EQUITY                        $ 9,561,427       $ 8,243,907
                                                                   ===========       ===========

                         CONDENSED STATEMENTS OF INCOME

                                                                       2000              1999
                                                                   -----------       -----------

         EXPENSES, OTHER                                           $    21,170       $    31,085
                                                                   -----------       -----------

                LOSS BEFORE INCOME TAX BENEFITS AND EQUITY IN
                    UNDISTRIBUTED EARNINGS OF SUBSIDIARY               (21,170)          (31,085)

         INCOME TAX BENEFITS                                           (83,231)               --
                                                                   -----------       -----------

                INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
                    EARNINGS OF SUBSIDIARY                              62,061           (31,085)

         EQUITY IN UNDISTRIBUTED EARNINGS
            OF SUBSIDIARY                                            1,003,726           476,075
                                                                   -----------       -----------

                 NET INCOME                                        $ 1,065,787       $   444,990
                                                                   ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                2000              1999
                                                                            -----------       -----------
         OPERATING ACTIVITIES
            Net income                                                      $ 1,065,787       $   444,990
            Adjustments to reconcile net income to net
               cash used in operating activities:
               Equity in undistributed earnings of subsidiary                (1,003,726)         (476,075)
               Other operating activities                                       (83,231)           (5,000)
                                                                            -----------       -----------

                   Net cash used in operating activities                        (21,170)          (36,085)
                                                                            -----------       -----------

         FINANCING ACTIVITIES
            Proceeds from exercise of stock options                                  --            15,000
            Deferred stock offering costs                                       (31,091)               --
                                                                            -----------       -----------

                   Net cash provided by (used in) financing activities          (31,091)           15,000
                                                                            -----------       -----------

         Net decrease in cash                                                   (52,261)          (21,085)

         Cash at beginning of year                                              308,287           329,372
                                                                            -----------       -----------

         Cash at end of year                                                $   256,026       $   308,287
                                                                            ===========       ===========

NOTE 17.  STOCK OFFERING

          The Company has filed a registration statement on Form SB-2 offering to sell a minimum of 357,143 and a maximum of 714,286 shares of its common stock at a price of $14.00 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth for the current members of our Board of Directors and the Board of Directors of the Bank, our senior and executive officers and the senior executive officers of the Bank, their names, addresses and ages as of December 31, 2000, and the positions they hold.

               NAME                   AGE                                POSITION HELD
         -------------------          ---             --------------------------------------------------------
         Larry D. Key                 55              President, Chief Executive Officer and
                                                      Chairman of the Company and the Bank

         John T. Hopkins III          59              Executive Vice President, Chief Financial Officer,
                                                      Secretary and Treasurer of the Company and the Bank

         Michael A. Roy               55              Executive Vice President and Chief Credit Officer of the
                                                      Bank

         Paul C. Birkhead             55              Senior Vice President and Senior Commercial Loan Officer
                                                      of the Bank

         Michael L. Couch             45              Senior Vice President and Senior Construction Loan
                                                      Officer of the Bank

         Jan Smith                    49              Senior Vice President and Senior Commercial Loan Officer
                                                      of the Bank

         Marcia N. Watkins            54              Senior Vice President and Internal Auditor of the Bank

         James B. Ballard             56              Director of the Company and the Bank

         Jerry M. Boles               60              Director of the Company and the Bank

         W. H. Britt                  62              Director of the Company and the Bank

         Richard F. Combs             53              Director of the Company and the Bank

         William G. Hayes             62              Director of the Company and the Bank

         Douglas A. Langley           42              Director of the Company and the Bank

         Norris J. Nash               73              Director of the Company and the Bank

         J. Joseph Powell             56              Director of the Company and the Bank

         William S. Stanton, Jr.      45              Director of the Company and the Bank

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

         Paul C. Birkhead has served as Senior Vice President and Senior Commercial Loan Officer of the Bank since 1997. Mr. Birkhead was Executive Vice President and Senior Lending Officer of Commercial Bank of Georgia from 1988 when Commercial Bank opened until July 1995 when he resigned to participate in our organizing group. Mr. Birkhead was Group Vice President of Commercial Lending of Heritage Bank from 1984 until November 1987, when Heritage merged with Bank South, N.A. Mr. Birkhead was Vice President of Commercial Lending for Bank South, N.A. until he resigned in January 1988 to join the organizing group of Commercial Bank of Georgia.

         Jerry M. Boles has been a member of our Board of Directors since 1996. Mr. Boles has been in the wholesale automotive after-market for 35 years. Mr. Boles is owner and President of Boles Parts Supply, Inc., which was founded in 1964, with headquarters in Atlanta, Georgia and distribution warehouses in Oklahoma City, Oklahoma; Tappahannock, Virginia and Dahlonega, Georgia.

         W. H. Britt has been a member of our Board of Directors since 1996. Mr. Britt has been an active businessman in the Gwinnett County area since 1975. He is the founder and owner of H & H Truck and Tractor, Inc., an equipment sales company, and W. H. Britt and Associates, Inc., a real estate brokerage and development company. Mr. Britt was an organizer of Gwinnett County Bank in 1972 and served as a director until 1987 when the bank was merged with Heritage Bank.

         Richard F. Combs has been a member of our Board of Directors since 1997. Mr. Combs is the Founder and President of Pureflow Ultraviolet, Inc., a company specializing in ultraviolet disinfecting equipment, parts and services to industrial clients since 1978. Mr. Combs also serves on the board of directors of Added Communications of Georgia, Inc., a company that manufactures telephone communications equipment.

         Michael L. Couch has served as Senior Vice President and Senior Construction Loan Officer of the Bank since February 1998. Prior to February 1998, Mr. Couch served as Senior Vice President of Construction Lending for Colonial Bank. Colonial Bank acquired Commercial Bank of Georgia in 1996. Mr. Couch served as Senior Vice President of Commercial Bank of Georgia from 1988 until the merger with Colonial Bank in 1996.

         William G. Hayes has been a member of our Board of Directors since 1997. Mr. Hayes is President and Chairman of Hayes, James and Associates, an engineering and survey company based in Duluth, Georgia. Mr. Hayes was a director of the First National Bank of Gwinnett from 1984 to 1986.

         John T. Hopkins III has served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of us and the Bank since 1996. Mr. Hopkins was the Chief Financial Officer and Executive Vice President of Commercial Bank of Georgia until he resigned in July 1996 to participate in our organizing group. Mr. Hopkins was Chief Financial Officer and Chief

Operating Officer of Paragon Mortgage from 1993 to 1995. He was Chief Financial Officer of West Corp., which operated commercial, electrical and mechanical contracting companies, from 1989 to 1993. From 1985 to 1989, he was Internal Auditor and Chief Financial Officer of Heritage Bank and Corporate Accountant of Williams Service Group. Prior to 1985, Mr. Hopkins was a partner with H. H. Brunet and Company, Certified Public Accountants, specializing in the financial services industry.

         Larry D. Key has been President, Chief Executive Officer and Chairman of us and the Bank since 1996. Mr. Key was the Executive Vice President and Chief Lending Officer of Commercial Bank of Georgia from the merger of Commercial Bank of Georgia and Commercial Bank of Gwinnett in March 1995 until he resigned in July 1996 to participate in our organizing group and the Bank's organizing group. Mr. Key served as President and Chief Executive Officer of the former Commercial Bank of Georgia from 1994 until the merger. He served as Executive Vice President and Chief Credit Officer of the former Commercial Bank of Georgia from 1992 until 1994. Mr. Key was senior Vice President from the opening of the former Commercial Bank of Georgia in 1988 until 1992. He was Group Vice President and an advisory director of Heritage Bank from 1984 until 1987. Mr. Key managed Moores Building Center, Inc. in Dahlonega, Georgia from 1987 to 1988. Mr. Key served as a director of Commercial Bancorp of Georgia, Inc. and Commercial Bank of Georgia from their initial organization in 1988 until July 1996.

         Douglas A. Langley has been a member of our Board of Directors since 1997. Mr. Langley is the current managing partner of Ashworth and Associates, a CPA firm in Tucker and Lawrenceville, Georgia. He has been a member of the firm since 1977. Mr. Langley is also a shareholder of Gwinnett Financial Services, Inc. and is a licensed stock broker and holds insurance licenses.

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

         Michael A. Roy has served as Executive Vice President and Chief Credit Officer of the Bank since 1997. He served as an Assistant Director and a Field Manager with the Office of Thrift Supervision in Atlanta, Georgia, from 1988 through 1997 when he resigned to join the Bank. Prior to that time, he was Vice President and Senior Lender at Capital-Union Savings, FA in Baton Rouge, Louisiana for three years and was Executive Vice President and Director at Citizens Savings and Loan Association in Baton Rouge, Louisiana for eight years.

         Jan Smith has served as Senior Vice President and Senior Commercial Loan Officer of the Bank since March 2000. Prior to joining us, Mr. Smith was employed in the same capacity for 10 years at Colonial Bank, which purchased Commercial Bank of Georgia in 1996.

         William S. Stanton, Jr. has been a member of our Board of Directors since 1996. Mr. Stanton is President of Print Direction, Inc. and Atlanta Screen Print, Inc. Mr. Stanton has served as President of Print Direction since its inception in 1984 and Atlanta Screen Print since 1988. He was an Account Representative with Xerox Corporation from 1977 to 1981.

         Marcia N. Watkins has served as Senior Vice President of the Bank since 1996 and as Internal Auditor of the Bank since 2000. She served as Senior Vice President and Chief Operations Officer of Commercial Bank of Georgia from its inception in February 1988 to June 1996. Ms. Watkins was one of the original seven employees involved in the opening of Gwinnett County Bank, a/k/a Heritage Bank, in February 1971. Ms. Watkins served as Senior Operations Officer of Heritage Trust from February 1986 to February 1988. Ms. Watkins held various positions with the Heritage Bank, including Vice President and Cashier between 1971 and 1986.

         We are not subject to filings required by Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides information with respect to the annual compensation for services in all capacities for 1998, 1999 and 2000 for our Chief Executive Officer and Chief Financial Officer. No other officer earned more than $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE

                                                                             ANNUAL COMPENSATION(1)
                                                               ---------------------------------------------------
                                                                                                         SECURITIES
                                                                                                         UNDERLYING
                                                                                                          OPTIONS
               NAME AND PRINCIPAL POSITION                     YEAR          SALARY          BONUS        GRANTED
               ---------------------------                     ----          ------          -----       ----------
Larry D. Key..........................................         2000         $143,000           --          12,000
   President, Chief Executive Officer and Chairman             1999         $130,000           --          10,000
                                                               1998         $130,000           --           6,000

John T. Hopkins III...................................         2000         $104,500           --           9,000
   Chief Financial Officer and Executive Vice                  1999         $ 95,000           --           7,500
   President                                                   1998         $ 95,000           --           5,000

-------------
(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits that are available to all salaried employees and certain perquisites and other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus shown in the table.

         The following table sets forth all individual grants of stock options during 2000 to our Chief Executive Officer and Chief Financial Officer.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                 NUMBER OF         PERCENT OF TOTAL
                                                 SECURITIES       OPTIONS GRANTED TO      EXERCISE
                                             UNDERLYING OPTIONS      EMPLOYEES IN        PRICE PER       EXPIRATION
                   NAME                          GRANTED(1)           FISCAL YEAR          SHARE            DATE
                   ----                      ------------------   ------------------     ----------      ----------
Larry D.  Key...........................           12,000                 16%              $10.00        12/20/2010
John T. Hopkins III.....................            9,000                 12%              $10.00        12/20/2010

-------------
(1) Options granted to Messrs. Key and Hopkins were incentive options and were granted at an exercise price of not less than fair market value on the date of grant, as determined by the Board of Directors. Half of the options granted to Messrs. Key and Hopkins vest on December 20, 2001 and half are fully vested and expire 10 years after the date of grant.

         Neither Mr. Key nor Mr. Hopkins exercised any options in 2000.

         The following table provides information regarding options exercised and exercisable and unexercisable stock options held as of December 31, 2000, by our Chief Executive Officer and Chief Financial Officer.

                        AGGREGATE/YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                UNEXERCISED OPTIONS GRANTED AT           IN-THE-MONEY OPTIONS AT
                                                          YEAR-END(1)                          YEAR-END(1)
                   NAME                            EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
                   ----                         -------------------------------         -------------------------
Larry D.  Key...........................                 22,000/6,000                            --/--
John T. Hopkins III.....................                 17,000/4,500                            --/--

-------------
(1) There was no public trading market for our common stock as of December 31, 2000. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of our common stock underlying the option as of December 31, 2000 ($10.00 per share) and the exercise price per share payable upon exercise of such options ($10.00 per share). In determining the fair market value of our common stock, our Board of Directors considered various factors, including then-current information regarding our financial condition and business prospects, prior third party sales, exercise prices for our prior option grants and the absence of a market for our common stock.

STOCK OPTION PLAN

         In October 1999, our shareholders adopted the 1998 Stock Option Plan of GBC Bancorp, Inc. Under the 1998 Option Plan, our Board of Directors, or the Compensation Committee of our Board of Directors, has the flexibility to determine the type and amount of awards to be granted to eligible participants. The 1998 Option Plan is intended to secure for us and our shareholders the benefits arising from ownership of our common stock by individuals employed or retained by us or the Bank who will be responsible for our future growth. The 1998 Option Plan is designed to help attract and retain superior personnel for positions of substantial responsibility with us and the Bank, including advisory relationships where appropriate, and to provide individuals with an additional incentive to contribute to our success.

         The Board or the Compensation Committee may make the following types of grants under the 1998 Option Plan, each of which will be an "Award":

         -        incentive stock options; and

         -        nonqualified stock options.

         Officers, key employees, employee directors, consultants and other independent contractors or agents of us or the Bank who are responsible for or contribute to the management, growth or profitability of our business will be eligible for selection by our Board of Directors or the Compensation Committee to participate in the 1998 Option Plan, provided, however, that incentive stock options may be granted only to a person employed by us or the Bank.

         The Georgia Department of Banking and Finance has placed certain restrictions on the award of options under the 1998 Option Plan. In particular, any option granted under the 1998 Option Plan may be subject to accelerated exercise or forfeiture if GBC Bancorp's Tier 1 leverage capital falls below certain minimum regulatory requirements. Additionally, since the Georgia Department of Banking and Finance must grant prior approval to any shareholder (including the shareholder's spouse and children) before a shareholder may own more than 20% of our outstanding stock, the exercise of options may be limited by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance may lift these restrictions in the future.

         We have authorized and reserved for issuance an aggregate of 180,000 shares of our common stock under the 1998 Option Plan. As of December 31, 2000, we have granted options to purchase 178,500 shares of our common stock. The shares of common stock issuable under the 1998 Option Plan are authorized but unissued shares. If any of the Awards granted under the 1998 Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited Awards will again be available for purposes of the 1998 Option Plan. The 1998 Option Plan will continue in effect until December 14, 2008 unless sooner terminated under the general provisions of the 1998 Option Plan.

         The 1998 Option Plan is administered by the Board of Directors or upon its delegation to the Compensation Committee of the Board of Directors, by the Compensation Committee, consisting of not less than two directors who are "non-employee directors." Subject to the foregoing limitations, as applicable, the Board of Directors may from time to time remove members from the Compensation Committee, fill all vacancies on the Compensation Committee, however caused, and may select one of the members of the Compensation Committee as its chairman. The Compensation Committee may hold meetings at such times and places as they may determine, will keep minutes of their meetings, and may adopt, amend and revoke rules and procedures in accordance with the terms of the 1998 Option Plan.

COMPENSATION OF DIRECTORS

         Our directors receive no fees, bonuses or payments for their service on our Board of Directors. In December 2000, the Bank began paying $500 to each director for each meeting of the Board of Directors attended. Prior to December 2000, the Bank's directors received no fees, bonuses or payments for their service on the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our common stock as of December 31, 2000, by each director, our Chief Executive Officer and Chief Financial Officer, and all of our directors and our Chief Executive Officer and Chief Financial Officer as a group. We know of no person that beneficially owns more than 5% of our common stock.

                                                                     NUMBER OF SHARES OF
                                                                         COMMON STOCK
                  NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED            PERCENTAGE
                  ------------------------------------               --------------------           ----------
Larry D. Key (2) .............................................             38,000                      3.90%
3300 Jim Moore Road
Dacula, Georgia  30019

John T. Hopkins III (3).......................................             27,010                      2.79%
6504 Yacht Club Road
Flowery Branch, Georgia 30542

James B. Ballard (4) .........................................             43,406                      4.53%
2400 Bagley Road
Cumming, Georgia  30040

Jerry M. Boles (5) ...........................................             31,700                      3.31%
4435 Pemberton Cove
Alpharetta, Georgia  30022

W.  H. Britt (6) .............................................             20,837                      2.18%
3260 Brisco Road
Loganville, Georgia  30052

Richard F. Combs (7) .........................................             28,661                      3.00%
1985 Burgundy Drive
Braselton, Georgia  30517

W. Grant Hayes (8) ...........................................              6,000                       .63%
412 Summit Ridge Drive
Lawrenceville, Georgia  30045

Douglas A. Langley (9) .......................................             25,900                      2.71%
270 Constitution Boulevard
Lawrenceville, Georgia  30045

Norris J. Nash (10) ..........................................             31,385                      3.28%
1176 Oleander Drive
Lilburn, Georgia  30247

J. Joseph Powell (11) ........................................             30,850                      3.23%
2335 Bagley Road
Cumming, Georgia  30041

William S. Stanton, Jr. (12) .................................             45,110                      4.71%
5081 Hodgrins Place
Lilburn, Georgia  30047

All directors and officer as a group (11 persons) ............            328,859                     31.86%

--------------

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

(2)      Includes options to purchase 17,000 shares of our common stock.

(3)      Includes options to purchase 22,000 shares of our common stock.

(4) Includes 5,000 shares owned by Mr. Ballard's son, 5,000 shares owned by a company that Mr. Ballard controls, and options to purchase 6,700 shares of our common stock.

(5)      Includes options to purchase 6,700 shares of our common stock.

(6) Includes 500 shares owned by Mr. Britt's wife, 2,000 shares owned by Mr. Britt's family members and options to purchase 5,000 shares of our common stock.

(7) Includes 1,000 shares owned by Mr. Combs' wife, and options to purchase 3,400 shares of our common stock.

(8) Includes 2,500 shares owned by a company that Mr. Hayes controls, and options to purchase 1,000 shares of our common stock.

(9) Includes 20,000 shares held by the Ashworth & Associates, P.C. 401(k) Profit Sharing Plan, for which Mr. Langley is the Trustee, and options to purchase 2,400 shares of our common stock.

(10) Includes 7,000 shares owned by Mr. Nash's family member, 2,500 shares held by a general partnership that Mr. Nash controls, and options to purchase 6,700 shares of our common stock.

(11) Includes 1,950 shares owned by Mr. Powell's son, and options to purchase 3,900 shares of our common stock.

(12)     Includes options to purchase 5,700 shares of our common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         It is possible that the Bank will have banking and other business transactions in the ordinary course of business with our directors and officers and the directors and officers of the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. If such transactions occur, they will be on substantially the same terms (including price, interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectability or present other unfavorable features to us.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

Exhibit
 Number                                    Description
---------                                  -----------
 3.1           Articles of Incorporation of the Company, as amended (Incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2, as
               amended (Registration No. 333-19081)).

 3.2           Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2, as amended, Registration No.
               333-52494).

 4.1           Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Registration
               Statement on Form SB-2, as amended (Registration No. 333-19081)).

10.1           Escrow Agreement between the Registrant and Gwinnett Banking Company (filed as Exhibit 10.1 to the Registration Statement on Form SB-2, as amended
               (Registration No. 333-52494)).

10.2           1998 Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the
               Form 10-KSB filed on March 30, 1999).

10.3           Real Estate Commercial Lease Contract dated as of January 1, 2000, by and between GBC Properties, LLC and Gwinnett Banking Company (filed as Exhibit
               10.4 to the Annual Report on Form 10-KSB for the year ended December 31,
               1999).

10.4           Real Estate Commercial Lease Contract dated as of July 26, 2000, by and between Northwinds Center, L.P. and Gwinnett Banking Company.

21.1           Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registration
               Statement on Form SB-2, as amended (Registration No. 333-19081)).

99.1           Proxy Materials and Proxy for 2000 Annual Shareholders' Meeting.


(b)      Reports on Form 8-K filed in the fourth quarter of 2000:  None.


          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
                PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY
                              NON-REPORTING ISSUERS

         We have not sent to our security holders any annual report covering our last fiscal year.

         The proxy statement, form of proxy or other proxy soliciting material with respect to the 2000 annual or other meeting of shareholders is filed herewith as Exhibit 99.1.

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


                                          Date:  March 1, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                 Signature                                                Title
                 ---------                                                -----


/s/ Larry D. Key                                        President, Chief Executive Officer and Chairman of
--------------------------------------------            the Company and the Bank
Larry D. Key


/s/ John T. Hopkins III                                 Executive Vice President, Chief Financial Officer,
--------------------------------------------            Secretary and Treasurer of the Company and the
John T. Hopkins III                                     Bank


/s/ James B. Ballard                                    Director of the Company and the Bank
--------------------------------------------
James B. Ballard


/s/ Jerry M. Boles                                      Director of the Company and the Bank
--------------------------------------------
Jerry M. Boles


/s/ W. H. Britt                                         Director of the Company and the Bank
--------------------------------------------
W. H. Britt


/s/ Richard F. Combs                                    Director of the Company and the Bank
--------------------------------------------
Richard F. Combs


/s/ William G. Hayes                                    Director of the Company and the Bank
--------------------------------------------
William G. Hayes


/s/ Douglas A. Langley                                  Director of the Company and the Bank
--------------------------------------------
Douglas A. Langley


/s/ Norris J. Nash                                      Director of the Company and the Bank
--------------------------------------------
Norris J. Nash


/s/ J. Joseph Powell                                    Director of the Company and the Bank
--------------------------------------------
J. Joseph Powell


/s/ William S. Stanton, Jr.                             Director of the Company and the Bank
--------------------------------------------
William S. Stanton, Jr.

                                 EXHIBIT INDEX

Exhibit
 Number                                    Description
---------                                  -----------
 3.1           Articles of Incorporation of the Company, as amended (Incorporated by reference from Exhibit 3.1 to the Registration Statement on Form SB-2, as
               amended (Registration No. 333-19081)).

 3.2           Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form SB-2, as amended, Registration No.
               333-52494).

 4.1           Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Registration
               Statement on Form SB-2, as amended (Registration No. 333-19081)).

10.1           Escrow Agreement between the Registrant and Gwinnett Banking Company (filed as Exhibit 10.1 to the Registration Statement on Form SB-2, as amended
               (Registration No. 333-52494)).

10.2           1998 Stock Option Plan (Incorporated by reference from Exhibit 10.5 to the
               Form 10-KSB filed on March 30, 1999).

10.3           Real Estate Commercial Lease Contract dated as of January 1, 2000, by and between GBC Properties, LLC and Gwinnett Banking Company (filed as Exhibit
               10.4 to the Annual Report on Form 10-KSB for the year ended December 31,
               1999).

10.4           Real Estate Commercial Lease Contract dated as of July 26, 2000, by and between Northwinds Center, L.P. and Gwinnett Banking Company.

21.1           Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registration
               Statement on Form SB-2, as amended (Registration No. 333-19081)).

99.1           Proxy Materials and Proxy for 2000 Annual Shareholders' Meeting.