Form 10QSB
period 2001-03-31
GBC BANCORP INC
filed 2001-05-14
CIK 1026231

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended      MARCH 31, 2001
                                            ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2265327
-------------------------------                 --------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                         ----------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: 951,580; $1 par value

Transitional Small Business Disclosure Format         Yes [ ]     No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                                        PAGE
PART I.           FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - MARCH 31, 2001..........................................................3

                     CONSOLIDATED STATEMENTS OF INCOME AND
                      COMPREHENSIVE INCOME - THREE MONTHS ENDED
                      MARCH 31, 2001 AND 2000.............................................................................4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                      MONTHS ENDED MARCH 31, 2001 AND 2000................................................................5

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


PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................12

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................12

                  SIGNATURES.............................................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS

Cash and due from banks                                               $  3,708,107
Federal funds sold                                                       6,681,000
Securities available-for-sale, at fair value                             8,631,836

Loans                                                                   83,517,374
Less allowance for loan losses                                           1,221,545
                                                                      ------------
          Loans, net                                                    82,295,829
                                                                      ------------

Premises and equipment                                                     851,113
Other assets                                                             3,350,290
                                                                      ------------

                                                                      $105,518,175
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                               $ 10,288,919
    Interest-bearing                                                    84,436,457
                                                                      ------------
          Total deposits                                                94,725,376
Federal funds purchased                                                    351,189
Subscription deposits                                                       72,800
Other liabilities                                                          684,441
                                                                      ------------
          Total liabilities                                             95,833,806
                                                                      ------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
        951,580 shares issued and outstanding                              951,580
    Capital surplus                                                      8,540,327
    Retained earnings                                                      139,122
    Accumulated other comprehensive income                                  53,340
                                                                      ------------
          Total stockholders' equity                                     9,684,369
                                                                      ------------

                                                                      $105,518,175
                                                                      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                            2001                2000
                                                                        ------------        ------------
INTEREST INCOME
    Loans                                                               $  2,117,080        $  1,327,523
    Taxable securities                                                       159,696             138,013
    Federal funds sold                                                       176,185             107,491
                                                                        ------------        ------------
          TOTAL INTEREST INCOME                                            2,452,961           1,573,027
                                                                        ------------        ------------

INTEREST EXPENSE
    Deposits                                                               1,335,082             653,399
    Federal funds purchased                                                    4,064                  --
                                                                        ------------        ------------
          TOTAL INTEREST EXPENSE                                           1,339,146             653,399
                                                                        ------------        ------------

          Net interest income                                              1,113,815             919,628
PROVISION FOR LOAN LOSSES                                                    115,361              79,049
                                                                        ------------        ------------
          Net interest income after provision for loan losses                998,454             840,579
                                                                        ------------        ------------

OTHER  INCOME
    Service charges on deposit accounts                                       32,132              26,331
    Other operating income                                                    66,943              34,649
                                                                        ------------        ------------
                                                                              99,075              60,980
                                                                        ------------        ------------

OTHER EXPENSES
    Salaries and employee benefits                                           542,079             415,977
    Equipment and occupancy expenses                                         220,161             171,865
    Other operating expenses                                                 231,233             145,420
                                                                        ------------        ------------
                                                                             993,473             733,262
                                                                        ------------        ------------

          Income before income taxes                                         104,056             168,297

INCOME TAX EXPENSE                                                            41,511                  --
                                                                        ------------        ------------

          Net income                                                          62,545             168,297
                                                                        ------------        ------------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities available-for-sale
      arising during period, net of tax                                       60,397             (36,093)
                                                                        ------------        ------------

          Comprehensive income                                          $    122,942        $    132,204
                                                                        ============        ============

BASIC EARNINGS PER SHARE                                                $       0.07        $       0.18
                                                                        ============        ============

DILUTED EARNINGS PER SHARE                                              $       0.06        $       0.18
                                                                        ============        ============

CASH DIVIDENDS PER SHARE                                                $         --        $         --
                                                                        ============        ============

See Notes to Consolidated Financial Statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                    2001                   2000
                                                                                ------------           ------------
OPERATING ACTIVITIES
    Net income                                                                  $     62,545           $    168,297
    Adjustments to reconcile net income  to net
        cash provided by (used in) operating activities:
        Depreciation                                                                  70,553                 56,715
        Provision for loan losses                                                    115,361                 79,049
        (Gain) loss  on sales of other real estate owned                               4,290                (13,778)
        (Increase) decrease in interest receivable                                   210,075                (14,248)
        Increase  in interest payable                                                  8,951                 10,656
        Decrease  in income taxes payable                                           (326,339)                    --
        Other operating activities                                                  (160,553)               (42,432)
                                                                                ------------           ------------

              Net cash provided by (used in) operating activities                    (15,117)               244,259
                                                                                ------------           ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                    (3,495,571)            (1,945,024)
    Proceeds from maturities of securities available-for-sale                      4,000,000                     --
    Net decrease in federal funds sold                                            11,124,000              2,910,000
    Net increase in loans                                                        (10,622,136)            (5,782,760)
    Proceeds from sales of other real estate owned                                        --              1,093,687
    Purchase of premises and equipment                                              (147,622)               (42,329)
                                                                                ------------           ------------

          Net cash provided by (used in) investing activities                        858,671             (3,766,426)
                                                                                ------------           ------------

FINANCING ACTIVITIES
    Net increase (decrease)  in deposits                                          (1,620,599)             2,697,412
    Net increase in federal funds purchased                                          351,189                     --
    Deferred stock offering costs                                                    (50,357)                    --
    Net increase in subscription deposits                                             72,800                     --
                                                                                ------------           ------------

          Net cash provided by (used in)  financing activities                    (1,246,967)             2,697,412
                                                                                ------------           ------------

Net decrease in cash and due from banks                                             (403,413)              (824,755)

Cash and due from banks at beginning of period                                     4,111,520              3,192,647
                                                                                ------------           ------------

Cash and due from banks at end of period                                        $  3,708,107           $  2,367,892
                                                                                ============           ============

CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                                $  1,330,195           $    642,743

        Income taxes                                                            $    367,850           $         --

NONCASH TRANSACTIONS

    Unrealized (gains) losses on securities available-for-sale                  $    (97,415)          $     30,828

    Principal balances of loans transferred to other real estate owned          $         --           $  1,079,909

    Financed sales of other real estate owned                                   $     37,710           $         --

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

         The results of operations for the three month period ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company's earnings or financial position.

         There are no other accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying consolidated financial statements.

         FORWARD-LOOKING STATEMENTS

         We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on our behalf.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.

         At March 31, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                                        ACTUAL
                                                             --------------------------
                                                                                                   MINIMUM
                                                                                                  REGULATORY
                                                             CONSOLIDATED         BANK           REQUIREMENT
                                                             ------------         -----          -----------
                         Leverage capital ratios                 9.15%             8.88%             4.00%
                         Risk-based capital ratios:
                            Core capital                        10.49             10.18              4.00
                            Total capital                       11.32             11.01              8.00

         These ratios may decline as our assets grow, but are expected to still remain in excess of the regulatory minimum requirement. We are currently in process of raising additional capital of $5 to $10 million through a secondary stock offering that commenced in February of 2001. As of March 31, 2001, $72,800 had been raised. Anticipated future earnings and proceeds from our stock offering will assist in keeping these ratios at satisfactory levels.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                     MARCH 31,        DECEMBER 31,
                                       2001               2000
                                     ---------        ------------
                                        (DOLLARS IN THOUSANDS)
                                     -----------------------------
     Cash and due from banks          $  3,708          $  4,112
     Federal funds sold                  6,681            17,805
     Securities                          8,632             9,039
     Loans, net                         82,295            71,751
     Premises and equipment                851               774
     Other assets                        3,351             3,573
                                      --------          --------
                                      $105,518          $107,054
                                      ========          ========

     Deposits                         $ 94,726          $ 96,346
     Federal funds purchased               351                --
     Other liabilities                     757             1,146
     Stockholders' equity                9,684             9,562
                                      --------          --------
                                      $105,518          $107,054
                                      ========          ========

Our total assets decreased by 1.43% for the first quarter of 2001. We lowered our deposit rates in January of 2001 which resulted in a decrease in deposits, net of an increase in federal funds purchased, of $1,269,000. Loan growth continued to be strong and was funded primarily by a reduction in federal funds sold. Our loan to deposit ratio has increased to 88% at March 31, 2001 from 76% at December 31, 2001. Our total equity increased by year-to-date net income of $63,000 and increased unrealized gains on securities available-for-sale, net of tax, of $60,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Following is a summary of the Company's operations for the periods indicated.

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      --------------------------
                                        2001              2000
                                      --------          --------
                                        (DOLLARS IN THOUSANDS)
                                      --------------------------
     Interest income                  $  2,453          $  1,573
     Interest expense                    1,339               653
                                      --------          --------
     Net interest income                 1,114               920
     Provision for loan losses             115                79
     Other income                           99                61
     Other expense                         993               734
                                      --------          --------
     Pretax income                         105               168
     Income tax                             42                --
                                      --------          --------
     Net income                       $     63          $    168
                                      ========          ========

Our net interest income has increased by $194,000 during the first quarter of 2001 as compared to the same period in 2000. Our net interest margin decreased to 4.49% during the first quarter of 2001 as compared to 6.02% for the first quarter of 2000 and 5.70% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in net interest margin is due to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates have decreased margins because not all of our interest-bearing liabilities can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $36,000 during the first quarter of 2001 as compared to the same period in 2000. The amounts provided are due primarily to loan growth, an increase in nonaccrual loans, and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.46% at March 31, 2001 as compared to 1.52% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2001 and 2000 is as follows:

                                                                                     MARCH 31,
                                                                                ------------------
                                                                                2001          2000
                                                                                ----          ----
Nonaccrual loans                                                                $512          $ 52
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                        0             0
Restructured loans                                                                 0             4
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                     0             0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                     9             2
Interest income that was recorded on nonaccrual and restructured loans             0             0

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2001 and 2000 is as follows:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  2001              2000
                                                                                --------          --------
                                                                                  (DOLLARS IN THOUSANDS)
                                                                                --------------------------
Average amount of loans outstanding                                             $ 76,310          $ 45,256
                                                                                ========          ========

Balance of allowance for loan losses at beginning of period                     $  1,106          $    674
                                                                                --------          --------

Loans charged off
   Commercial and financial                                                           --                --
   Real estate mortgage                                                               --                --
   Installment                                                                        --                --
                                                                                --------          --------

Loans recovered
   Commercial and financial                                                           --                --
   Real estate mortgage                                                               --                --
   Installment                                                                        --                --
                                                                                --------          --------

Net charge-offs                                                                       --                --
                                                                                --------          --------

Additions to allowance charged to operating expense during period                    115                79
                                                                                --------          --------

Balance of allowance for loan losses at end of period                           $  1,221          $    753
                                                                                ========          ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                          --%               --%
                                                                                ========          ========

Other income increased by $38,000 during the first quarter of 2001 by as compared to the same period in 2000 due to increased service charges on deposit accounts of $6,000 and increased mortgage loan origination fees of $33,000.

Other expenses increased by $259,000 during the first quarter of 2001 as compared to the same period in 2000 due to increased salaries and employee benefits of $126,000, increased occupancy and equipment expenses of $48,000, and increased other operating expenses of $85,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 28 at March 31, 2001 from 24 at March 31, 2000 and to other annual salary increases. Occupancy and equipment expenses have increased due primarily to an increase of building lease expense of $28,000 and increased depreciation costs of $14,000. Other operating expenses have increased due to our overall growth and the additional costs of operating our new branch facility located in Alpharetta, Georgia.

We have provided for income taxes at an effective tax rate of 40% including state income taxes for the first quarter of 2001. No taxes were recorded during the first quarter of 2000 due to cumulative net operating losses.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GBC BANCORP, INC.
                                       (Registrant)



DATE: May 11, 2001                        BY:  /s/ Larry D. Key
      ------------                            ----------------------------------
                                          Larry D. Key, President and Chief
                                             Executive Officer


DATE: May 11, 2001                        BY: /s/ John Hopkins
      ------------                            ----------------------------------
                                          John Hopkins, Chief Financial Officer