Form 10QSB
period 2001-06-30
GBC BANCORP INC
filed 2001-08-13
CIK 1026231

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-19081

GBC Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2265327

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

165 Nash Street, Lawrenceville, Georgia 30045

(Address of principal executive offices)

(770) 995-0000

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]        No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2001: 951,580; $1 par value

Transitional Small Business Disclosure Format            Yes [   ]        No  [ X ]

GBC BANCORP, INC. AND SUBSIDIARY

INDEX

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet — June 30, 2001	3

	Consolidated Statements of Income and Comprehensive Income — Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

	Item 4 — Submission of Matters to a Vote of Security Holders	14

	Item 6 — Exhibits and Reports on Form 8-K	14

	Signatures	15

PART I — FINANCIAL INFORMATION

FINANCIAL STATEMENTS

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
JUNE 30, 2001
(Unaudited)

Assets
Cash and due from banks	$4,835,571

Federal funds sold	10,257,000

Securities available-for-sale, at fair value	9,515,892

Loans	92,237,147

Less allowance for loan losses	1,259,681

Loans, net	90,977,466

Equipment	841,171

Other assets	3,607,074

Total assets	$120,034,174

Liabilities and Stockholders’ Equity

Deposits

Noninterest-bearing	$10,790,173

Interest-bearing	97,368,028

Total deposits	108,158,201

Federal funds purchased	609,569

Subscription deposits	698,336

Other liabilities	789,024

Total liabilities	110,255,130

Commitments and contingencies

Stockholders’ equity

Common stock, par value $1; 3,000,000 shares authorized; 951,580 shares issued and outstanding	951,580

Capital surplus	8,540,327

Retained earnings	257,812

Accumulated other comprehensive income	29,325

Total stockholders’ equity	9,779,044

Total liabilities and stockholders’ equity	$120,034,174

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest income
Loans	$2,256,190	$1,686,806	$4,373,270	$3,014,329

Taxable securities	177,099	147,972	336,795	285,985

Federal funds sold	69,541	30,194	245,727	137,685

Total interest income	2,502,830	1,864,972	4,955,792	3,437,999

Interest expense

Deposits	1,338,143	752,295	2,673,226	1,405,694

Federal funds purchased	7,989	4,692	12,053	4,692

Total interest expense	1,346,132	756,987	2,685,279	1,410,386

Net interest income	1,156,698	1,107,985	2,270,513	2,027,613

Provision for loan losses	38,136	179,020	153,497	258,069

Net interest income after provision for loan losses	1,118,562	928,965	2,117,016	1,769,544

Other income

Service charges on deposit accounts	32,057	29,604	64,188	55,935

Other operating income	67,881	70,456	134,824	105,106

	99,938	100,060	199,012	161,041

Other expenses

Salaries and employee benefits	560,623	434,529	1,102,702	850,506

Equipment and occupancy expenses	227,788	178,890	447,949	350,755

Other operating expenses	238,555	168,715	469,787	314,136

	1,026,966	782,134	2,020,438	1,515,397

Income before income taxes	191,534	246,891	295,590	415,188

Income tax expense	72,844	—	114,355	—

Net income	118,690	246,891	181,235	415,188

Other comprehensive income (loss):

Unrealized gains (losses) on securities available-for-sale arising during period	(24,015)	(5,111)	36,382	(35,939)

Comprehensive income	$94,675	$241,780	$217,617	$379,249

Basic earnings per share	$0.12	$0.26	$0.19	$0.44

Diluted earnings per share	$0.12	$0.26	$0.18	$0.44

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	2001	2000

OPERATING ACTIVITIES

Net income	$181,235	$415,188

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	143,258	117,513

Provision for loan losses	153,497	258,069

Gain on sales of other real estate owned	(8,606)	(12,387)

(Increase) decrease in interest receivable	177,911	(240,039)

Increase in interest payable	16,993	65,530

Decrease in taxes payable	(366,495)	—

Other operating activities	(194,116)	(11,211)

Net cash provided by operating activities	103,677	592,663

INVESTING ACTIVITIES

Purchases of securities available-for-sale	(7,510,064)	(1,948,202)

Proceeds from maturities of securities available-for-sale	7,091,702	—

Net decrease in federal funds sold	7,548,000	750,000

Net increase in loans	(19,868,302)	(15,654,089)

Proceeds from sales of other real estate owned	539,290	1,092,296

Purchase of premises and equipment	(210,385)	(122,688)

Net cash used in investing activities	(12,409,759)	(15,882,683)

FINANCING ACTIVITIES

Net increase in deposits	11,812,226	16,754,741

Net increase in federal funds purchased	609,569	—

Deferred stock offering costs	(89,998)	—

Net increase in subscription deposits	698,336	—

Net cash provided by financing activities	13,030,133	16,754,741

Net increase in cash and due from banks	724,051	1,464,721

Cash and due from banks at beginning of period	4,111,520	3,192,647

Cash and due from banks at end of period	$4,835,571	$4,657,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$2,668,286	$1,344,856

Income taxes	$480,850	$—

NONCASH TRANSACTIONS

Unrealized (gains) losses on securities available-for-sale	$(58,680)	$35,939

Principal balances of loans transferred to other real estate	$526,393	$1,121,909

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

The consolidated financial information for GBC Bancorp, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative’s change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company’s earnings or financial position.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

GBC BANCORP, INC. AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Gwinnett Banking Company. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statement. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and its reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statements.

Liquidity and Capital Resources

As of June 30, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 22.5%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

At June 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	8.85%	8.63%	4.00%

Risk-based capital ratios:

Core capital	9.82	9.58	4.00

Total capital	11.07	10.83	8.00

These ratios may decline as our assets grow, but are expected to still remain in excess of the regulatory minimum requirement. We are currently in process of raising additional capital of $5,000,000 to $10,000000 through a secondary stock offering that commenced in February 2001. As of June 30, 2001, $698,000 had been raised. Anticipated future earnings and proceeds from our stock offering will assist in keeping these ratios at satisfactory levels.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2001	2000

	(Dollars in Thousands)

Cash and due from banks	$4,836	$4,112

Federal funds sold	10,257	17,805

Securities	9,516	9,039

Loans, net	90,977	71,751

Premises and equipment	841	774

Other assets	3,607	3,573

	$120,034	$107,054

Deposits	$108,158	$96,346

Federal funds purchased	610	—

Other liabilities	1,487	1,146

Stockholders’ equity	9,779	9,562

	$120,034	$107,054

Our total assets increased by 12% for the first six months of 2001. Deposit growth of $11,812,000 and a decrease of federal funds sold of $7,548,000 have been primarily invested in loans. Loan growth continued to be strong as our loan to deposit ratio has increased to 85% as of June 30, 2001 from 76% as of December 31, 2000. Our total equity increased by year-to-date net income of $181,000 and increased unrealized gains of securities available-for-sale, net of tax, of $36,000.

Results of Operations For The Three Months Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,

	2001	2000

	(Dollars in Thousands)

Interest income	$2,503	$1,865

Interest expense	1,346	757

Net interest income	1,157	1,108

Provision for loan losses	38	179

Other income	100	100

Other expense	1,027	782

Pretax income	192	247

Income tax	73	—

Net income	$119	$247

	Six Months Ended
	June 30,

	2001	2000

	(Dollars in Thousands)

Interest income	$4,956	$3,437

Interest expense	2,685	1,410

Net interest income	2,271	2,027

Provision for loan losses	154	258

Other income	199	161

Other expense	2,020	1,515

Pretax income	296	415

Income tax	115	—

Net income	$181	$415

Our net interest income increased by $49,000 and $244,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 4.49% during the first six months of 2000 as compared to 6.34% for the first six months of 2000 and 5.70% for the entire year of 2000. The increase in the net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in the net interest margin is due to the repricing of variable rate loans as the prime rate has continued to drop. The repricing of these loans at lower rates has decreased margins because not all of our interest-bearing liabilities can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses decreased by $141,000 and $104,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.37% at June 30, 2001 as compared to 1.52% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,

	2001	2000

	(Dollars in Thousands)

Nonaccrual loans	$0	$0

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	216	0

Restructured loans	0	0

Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0

Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	2

Interest income that was recorded on nonaccrual and restructured loans	0	0

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when there is a significant deterioration in the financial condition of the borrower, full repayment of principal and interest is not expected and the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended
	June 30,

	2001	2000

	(Dollars in Thousands)

Average amount of loans outstanding	$81,651	$50,600

Balance of allowance for loan losses at beginning of period	$1,106	$674

Loans charged off Commercial and financial	$0	$38

Real estate construction	0	10

Installment	0	0

Other	0	0

	0	48

Loans recovered Commercial and financial	0	0

Real estate construction	0	0

Installment	0	0

	0	0

Net charge-offs	0	48

Additions to allowance charged to operating expense during period	154	258

Balance of allowance for loan losses at end of period	$1,260	$884

Ratio of net loans charged off during the period to average loans outstanding	.00%	.09%

Other income remained virtually unchanged for the second quarter of 2001 as compared to the second quarter of 2000 and increased by $38,000 for the first six months of 2001 as compared to the first six months in 2000. The overall increase is due to increased service charges on deposit accounts associated with the overall deposit growth and other miscellaneous fees.

Other expenses increased by $245,000 and $505,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000 primarily due to the additional costs of operating our new branch facility in Alpharetta, Georgia. Salaries and employee benefits have increased by $126,000 and $252,000 during these periods due to an increase in the number of full time equivalent employees to 32 as of June 30, 2001 from 24 as of June 30, 2000 and to other annual salary increases. Equipment and occupancy expenses have increased by $49,000 and $97,000 during these periods due to increased building lease expense, equipment depreciation, and service contracts. Other operating expenses have increased by $70,000 and $156,000 during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 40% including state income taxes for the first six months of 2001. No taxes were recorded during the first six months of 2000 due to cumulative net operating losses.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II — OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

None.

	(b)	Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBC BANCORP, INC.

(Registrant)

DATE:	August 10, 2001	BY:	/s/ Larry D. Key

Larry D. Key, President and Chief Executive Officer

DATE:	August 10, 2001	BY:	/s/ John Hopkins

John Hopkins, Chief Financial Officer