Form 10QSB
period 2001-09-30
GBC BANCORP INC
filed 2001-11-13
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            --------------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
    -------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Georgia                                      58-2265327
-------------------------------                -----------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
 ------------------------------------------------------------------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: 951,580; $1 par value

Transitional Small Business Disclosure Format       Yes  [  ]       No   [ X ]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                                       PAGE
PART I.           FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2001......................................................3

                     CONSOLIDATED STATEMENTS OF INCOME AND
                      COMPREHENSIVE INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000...................................................4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
                      MONTHS ENDED SEPTEMBER 30, 2001 AND 2000............................................................5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................................6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................7-13


PART II.          OTHER INFORMATION

                  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................14

                  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................14

                  SIGNATURES.............................................................................................15

                         PART I - FINANCIAL INFORMATION
ITEM I -                     FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     Assets
Cash and due from banks                                                              $    3,115,913
Federal funds sold                                                                        3,319,000
Securities available-for-sale, at fair value                                              9,116,908

Loans                                                                                   108,454,011
Less allowance for loan losses                                                            1,352,384
                                                                                     --------------
          Loans, net                                                                    107,101,627

Premises and equipment                                                                      833,008
Other assets                                                                              3,687,010
                                                                                     --------------

          Total assets                                                               $  127,173,466
                                                                                     ==============


                  Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                                              $   11,515,227
    Interest-bearing                                                                    103,261,333
                                                                                     --------------
          Total deposits                                                                114,776,560
Federal funds purchased                                                                     381,794
Suscription deposits                                                                      1,214,930
Other liabilities                                                                           859,821
                                                                                     --------------
          Total liabilities                                                             117,233,105
                                                                                     --------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
      951,580 shares issued and outstanding                                                 951,580
    Capital surplus                                                                       8,540,327
    Retained earnings                                                                       344,951
    Accumulated other comprehensive income                                                  103,503
                                                                                     --------------
          Total stockholders' equity                                                      9,940,361
                                                                                     --------------

          Total liabilities and stockholders' equity                                 $  127,173,466
                                                                                     ==============

See Notes to Consolidated Financial Statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                    --------------------------------------------------------------

                                                                        2001            2000             2001             2000
                                                                    -----------      -----------      -----------      -----------
Interest income
    Loans                                                           $ 2,370,228      $ 1,848,929      $ 6,743,499      $ 4,863,258
    Taxable securities                                                  145,770          147,758          482,565          433,743
    Federal funds sold                                                   96,077          284,230          341,804          421,915
                                                                    -----------      -----------      -----------      -----------
              Total interest income                                   2,612,075        2,280,917        7,567,868        5,718,916
                                                                    -----------      -----------      -----------      -----------


Interest expense
    Deposits                                                          1,376,719        1,106,975        4,049,945        2,512,669
    Federal funds purchased                                               9,146               --           21,199            4,692
                                                                    -----------      -----------      -----------      -----------
              Total interest expense                                  1,385,865        1,106,975        4,071,144        2,517,361
                                                                    -----------      -----------      -----------      -----------

              Net interest income                                     1,226,210        1,173,942        3,496,724        3,201,555
Provision for loan losses                                                92,703          117,582          246,200          375,651
                                                                    -----------      -----------      -----------      -----------
              Net interest income after
                provision for loan losses                             1,133,507        1,056,360        3,250,524        2,825,904
                                                                    -----------      -----------      -----------      -----------

Other income
    Service charges on deposit accounts                                  28,376           31,084           92,564           87,019
    Other operating income                                               52,145           20,781          186,969          125,887
                                                                    -----------      -----------      -----------      -----------
              Total other income                                         80,521           51,865          279,533          212,906
                                                                    -----------      -----------      -----------      -----------

Other expenses
    Salaries and employee benefits                                      586,435          443,255        1,689,137        1,293,761
    Equipment and occupancy expenses                                    240,464          185,702          688,414          536,457
    Other operating expenses                                            249,444          167,775          719,231          481,911
                                                                    -----------      -----------      -----------      -----------
              Total other expenses                                    1,076,343          796,732        3,096,782        2,312,129
                                                                    -----------      -----------      -----------      -----------

              Net income before income taxes                            137,685          311,493          433,275          726,681

Income tax expense                                                       50,546               --          164,901               --
                                                                    -----------      -----------      -----------      -----------

              Net income                                                 87,139          311,493          268,374          726,681
                                                                    -----------      -----------      -----------      -----------

Other comprehensive income :
    Unrealized gains  on securities
      available-for-sale arising during period, net of tax               74,178          138,205          110,560          102,266
                                                                    -----------      -----------      -----------      -----------

              Comprehensive income                                  $   161,317      $   449,698      $   378,934      $   828,947
                                                                    ===========      ===========      ===========      ===========

Basic earnings per share                                            $      0.09      $      0.33      $      0.28      $      0.76
                                                                    ===========      ===========      ===========      ===========

Diluted earnings per share                                          $      0.09      $      0.33      $      0.27      $      0.76
                                                                    ===========      ===========      ===========      ===========

Cash dividends per share                                            $        --      $        --      $        --      $        --
                                                                    ===========      ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                                2001                    2000
                                                                                          --------------           --------------
OPERATING ACTIVITIES
    Net income                                                                            $      268,374           $      726,681
    Adjustments to reconcile net income  to net
        cash provided by operating activities:
        Depreciation                                                                             219,001                  181,050
        Provision for loan losses                                                                246,200                  375,651
        Gain on sales of other real estate owned                                                  (2,618)                 (12,387)
        (Increase) decrease  in interest receivable                                               43,274                 (242,534)
        Increase in interest payable                                                               8,425                  296,852
        Decrease in taxes payable                                                               (409,949)                      --
        Other operating activities                                                                32,436                   50,318
                                                                                          --------------           --------------

              Net cash provided by  operating activities                                         405,143                1,375,631
                                                                                          --------------           --------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                (9,025,611)              (1,951,166)
    Proceeds from maturities of securities available-for-sale                                  9,125,874                       --
    Net increase (decrease) federal funds sold                                                14,486,000              (11,370,000)
    Net increase in loans                                                                    (36,084,957)             (22,839,590)
    Proceeds from sales of other real estate owned                                               533,092                1,092,296
    Purchase of premises and equipment                                                          (277,965)                (155,327)
                                                                                          --------------           --------------

          Net cash used in investing activities                                              (21,243,567)             (35,223,787)
                                                                                          --------------           --------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                  18,430,585               30,993,817
    Net increase in federal funds purchased                                                      381,794                       --
    Net increase in deferred stock offering costs                                               (184,492)                      --
    Net increase in subscription deposits                                                      1,214,930                       --
                                                                                          --------------           --------------

          Net cash provided by financing activities                                           19,842,817               30,993,817
                                                                                          --------------           --------------

Net decrease in cash and due from banks                                                         (995,607)              (2,854,339)

Cash and due from banks at beginning of period                                                 4,111,520                3,192,647
                                                                                          --------------           --------------

Cash and due from banks at end of period                                                  $    3,115,913           $      338,308
                                                                                          ==============           ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for :

                  Interest                                                                $    4,062,719           $    2,220,509

                  Income taxes                                                            $      574,850           $           --

NONCASH TRANSACTIONS

            Principal balances of loans transferred to other real estate                  $      526,394           $    1,121,909

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

         The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

                        GBC BANCORP, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Gwinnett Banking Company. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity management involves the matching of cash flow requirements of deposit withdrawals, customers' credit needs, and our operational needs with our ability to raise funds for these cash flow requirements. We meet liquidity requirements primarily through deposit growth, management of short-term investments and maturities and repayments of loans and securities. We have access to sources of funds other than deposits, such as federal funds line of credit with correspondent banks. We also have the ability to meet liquidity requirements by selling securities available-for-sale and selling participations in loans that we generate. Liquidity is monitored on a periodic basis to insure we have the ability and sources available to meet our funding requirements. As of September 30, 2001, we consider our liquidity to be adequate to meet our funding requirements.

         As of September 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                        ACTUAL
                                              ----------------------------------
                                                                                  REGULATORY
                                                                                    MINIMUM
                                               CONSOLIDATED         BANK          REQUIREMENT
                                              --------------   --------------   ---------------
             Leverage capital ratios               7.74%            7.63%             4.00%
             Risk-based capital ratios:
                Core capital                       8.45             8.33              4.00
                Total capital                      9.64             9.52              8.00

         These ratios may decline as our assets grow, but are expected to remain in excess of the regulatory minimum requirement. We are currently in process of raising additional capital of $5,000,000 to $10,000000 through a secondary stock offering that commenced in February 2001. As of September 30, 2001, $1,203,000 had been raised. Anticipated future earnings and proceeds from our stock offering will assist in keeping these ratios at satisfactory levels.

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:


                                           SEPTEMBER 30,   DECEMBER 31,
                                               2001            2000
                                           -------------   ------------
                                               (DOLLARS IN THOUSANDS)
                                           ----------------------------
          Cash and due from banks          $  3,116          $  4,112
          Federal funds sold                  3,319            17,805
          Securities                          9,117             9,039
          Loans, net                        107,101            71,751
          Premises and equipment                833               774
          Other assets                        3,687             3,573
                                           --------          --------
                                           $127,173          $107,054
                                           ========          ========

          Deposits                         $114,777          $ 96,346
          Federal funds purchased               381                --
          Other liabilities                   2,075             1,146
          Stockholders' equity                9,940             9,562
                                           --------          --------
                                           $127,173          $107,054
                                           ========          ========


Our total assets increased by 19% for the first nine months of 2001. Deposit growth of $18,431,000 and a decrease of federal funds sold of $14,486,000 have been primarily invested in loans. Loan growth continued to be strong as our loan to deposit ratio has increased to 94% as of September 30, 2001 from 76% as of December 31, 2000. Our total equity increased by year-to-date net income of $268,000 and increased unrealized gains of securities available-for-sale, net of tax, of $110,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Following is a summary of our operations for the periods indicated.

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ----------------------
                                              2001            2000
                                             ------          ------
                                             (DOLLARS IN THOUSANDS)
                                             -----------------------
          Interest income                    $2,612          $2,281
          Interest expense                    1,386           1,107
                                             ------          ------
          Net interest income                 1,226           1,174
          Provision for loan losses              93             118
          Other income                           81              52
          Other expense                       1,076             797
                                             ------          ------
          Pretax income                         138             311
          Income tax                             51              --
                                             ------          ------
          Net income                         $   87          $  311
                                             ======          ======
                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                           -----------------------
                                             2001            2000
                                           --------        -------
                                            (DOLLARS IN THOUSANDS)
                                           -----------------------
          Interest income                    $7,568          $5,719
          Interest expense                    4,071           2,517
                                             ------          ------
          Net interest income                 3,497           3,202
          Provision for loan losses             246             376
          Other income                          279             213
          Other expense                       3,097           2,312
                                             ------          ------
          Pretax income                         433             727
          Income tax                            165              --
                                             ------          ------
          Net income                         $  268          $  727
                                             ======          ======

Our net interest income increased by $52,000 and $295,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 4.36% during the first nine months of 2001 as compared to 6.01% for the first nine months of 2000 and 5.70% for the entire year of 2000. The increase in the net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in the net interest margin is due to continued pressures on the rates that we can earn on our interest-earning assets, as the prime rate has been lowered ten times in 2001 to 5.00%. The reduction in the prime rate immediately lowers the rates we earn on our variable rate loans and overnight federal funds balances as well as puts pressure on the rates we can earn on fixed rate loans. We have been able to offset some of the decrease in our net interest margin by lowering the rates we pay on our interest-bearing liabilities. As deposits mature and are repriced, we expect to see our net interest margin increase. However, the prime rate may continue to drop which would continue to have a negative impact on our net interest margin.

The provision for loan losses decreased by $25,000 and $130,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.25% at September 30, 2001 as compared to 1.52% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans is as follows:


                                                                                      SEPTEMBER 30,
                                                                                  -----------------------
                                                                                     2001         2000
                                                                                  ---------     -------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                                  ------------------------
          Nonaccrual loans                                                           $0             $0
          Loans contractually past due ninety days or more as to interest
             or principal payments and still accruing                                 2              0
          Restructured loans                                                          0              0
          Loans, now current about which there are serious doubts as to the
             ability of the borrower to comply with loan repayment terms              0              0
          Interest income that would have been recorded on nonaccrual
             and restructured loans under original terms                              0              2
          Interest income that was recorded on nonaccrual and restructured
             loans                                                                    0              0

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

Information regarding certain loans and allowance for loan loss data is as follows:


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                     2001                  2000
                                                                                   -------                -------
                                                                                        (DOLLARS IN THOUSANDS)
                                                                                   -------------------------------
          Average amount of loans outstanding                                       $87,358                $53,739
                                                                                    =======                =======

          Balance of allowance for loan losses at beginning of period               $ 1,106                $   674
                                                                                    -------                -------

          Loans charged off
             Commercial and financial                                               $     0                $    42
             Real estate construction                                                     0                     10
             Installment                                                                  0                      0
             Other                                                                        0                      0
                                                                                    -------                -------
                                                                                          0                     52
                                                                                    -------                -------

          Loans recovered
             Commercial and financial                                                     0                      0
             Real estate construction                                                     0                      0
             Installment                                                                  0                      0
                                                                                    -------                -------
                                                                                          0                      0
                                                                                    -------                -------

          Net charge-offs                                                                 0                     52
                                                                                    -------                -------

          Additions to allowance charged to
             operating expense during period                                            246                    376
                                                                                    -------                -------

          Balance of allowance for loan losses at end of period                     $ 1,352                $   998
                                                                                    =======                =======

          Ratio of net loans charged off during the period to
             average loans outstanding                                                  .00%                   .10%
                                                                                    =======                =======


Other income increased by $29,000 and $66,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. The overall increase is due to increased service charges on deposit accounts associated with the overall deposit growth and increased mortgage loan originations fees.

Other expenses increased by $279,000 and $785,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000 primarily due to the additional costs of operating our new branch facility in Alpharetta, Georgia. Salaries and employee benefits have increased by $143,000 and $396,000 during these periods due to an increase in the number of full time equivalent employees to 32 as of September 30, 2001 from 26 as of September 30, 2000 and to other annual salary increases. Equipment and occupancy expenses have increased by $55,000 and $152,000 during these periods due to increased building lease expense, equipment depreciation, and service contracts. Other operating expenses have increased by $82,000 and $237,000 during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 38% including state income taxes for the first nine months of 2001. No taxes were recorded during the first nine months of 2000 due to cumulative net operating losses.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely effect our banking business. Economic slowdowns or recessions in our primary market area of Gwinnett County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits

                          None

                  (b)     Reports on Form 8-K

                          None

                                   SIGNATURES




                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GBC BANCORP, INC.
                                   (Registrant)




DATE:  November 13, 2001            BY:  /s/ Larry D. Key
       -----------------                 --------------------------------------
                                         Larry D. Key, President and Chief
                                         Executive Officer


DATE:  November 13, 2001            BY: /s/ John Hopkins
       -----------------                ---------------------------------------
                                        John Hopkins, Chief Financial Officer