Form 10KSB40
period 2001-12-31
GBC BANCORP INC
filed 2002-04-01
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934.

      For the transition period from _________________ to _________________

                        Commission File Number: 333-19081

                                GBC BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            GEORGIA                                      58-2265327
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            165 Nash Street
        Lawrenceville, Georgia                             30045
-------------------------------             ------------------------------------
(Address of Principal Executive                          (Zip Code)
           Offices)

                                 (770) 995-0000
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended December 31, 2001 were $10,605,069.

         The aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant as of March 26, 2002, was $19,351,136, based on a sale price of $14.00 per share, pursuant to a Registration Statement on Form SB-2 (Registration no. 333-52494) effective pursuant to the Securities Act of 1933, as amended on February 22, 2001, April 17, 2001 and November 15, 2001.

         There were 1,711,083 shares of the Registrant's common stock outstanding as of March 26, 2002.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I...................................................................................................1
     ITEM 1.  DESCRIPTION OF BUSINESS....................................................................1
     ITEM 2.  DESCRIPTION OF PROPERTY...................................................................10
     ITEM 3.  LEGAL PROCEEDINGS.........................................................................10
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................11

PART II.................................................................................................11
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................11
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................12
     ITEM 7.  FINANCIAL STATEMENTS......................................................................28
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......28

PART III................................................................................................28
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT.........................................................28
     ITEM 10.  EXECUTIVE COMPENSATION...................................................................32
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................34
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................35
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................35

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE
ACT BY NON-REPORTING ISSUERS............................................................................36

SIGNATURES..............................................................................................37

EXHIBIT INDEX...........................................................................................38

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GBC BANCORP

         We were organized in August 1996 as a Georgia corporation for the purpose of acquiring all of the common stock of Gwinnett Banking Company, a Georgia bank that opened for business in October, 1997. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, and the Georgia Bank Holding Company Act.

         We were organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. It is expected, however, that we may make additional acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements.

GWINNETT BANKING COMPANY

         The Bank is a full service commercial bank located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia and 11675 Rainwater Drive, Alpharetta, Fulton County, Georgia. The Bank's primary service area is Gwinnett County, Georgia. The Bank, however, also serves the adjacent counties, or parts thereof, of Cobb, DeKalb and Fulton. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank's loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.

INDUSTRY AND COMPETITION

         We believe that Gwinnett County has a very active and competitive banking market. The largest financial institutions serving Gwinnett County are Bank of America, Wachovia Bank, N.A., SunTrust Bank, First Union National Bank, and SouthTrust Bank, N.A. The largest Gwinnett County based banks are The Brand Banking Company, Lawrenceville; Peoples Bank & Trust, Buford; and First Capital Bank, Norcross. Based on the Federal Deposit Insurance Corporation Summary of Deposits as of June 30, 2000, there are 29 commercial banks, two savings associates and 11 credit unions that operate 165 offices in Gwinnett County. There are approximately 16 financial institutions that have offices in the immediate vicinity of the main office of the Bank.

EMPLOYEES

         The Bank had 34 total employees as of March 26, 2002, all of which were full-time employees. GBC Bancorp does not have any employees who are not also employees of the Bank.

ENVIRONMENTAL LAWS

         Compliance with environmental laws has not had a material impact on the operations of the Bank or the Company, although the Bank faces potential liability or losses if its borrowers fail to comply with such laws and the Bank acquires contaminated properties in foreclosure.

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

-        lending, exchanging, transferring or investing for others;

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

         The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

- lending, exchanging, transferring or investing for others or safeguarding financial assets other than money or securities;

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

- that dividends may not be paid if the Bank's paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank's capital stock; and

- that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

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

         Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2001, the Bank could pay a $206,000 dividend to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2001, GBC Bancorp's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.89% and 13.69%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. GBC Bancorp's leverage ratio as of December 31, 2001 was 12.61%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised GBC Bancorp's of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

         The Bank is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2001. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

         An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be "undercapitalized." "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank's capital. In addition, for a capital restoration plan to be acceptable, the bank's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank's total assets at the time it became "undercapitalized" and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

         As of December 31, 2001, Gwinnett Banking Company had the requisite capital levels to qualify as "well capitalized."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual stockholders' meeting on October 16, 2001. The shares represented at the meeting (613,726 shares, or 64.50% of our issued and outstanding common stock) elected the following directors :

                                             Votes Against
                                 Votes For    or Withheld
                                 ---------   -------------
Larry D. Key .............        606,976        6,750
James B. Ballard .........        606,976        6,750
Jerry M. Boles ...........        606,976        6,750
W. H. Britt ..............        606,976        6,750
Richard F. Combs .........        606,976        6,750
William G. Hayes .........        606,976        6,750
Douglas A. Langley .......        606,976        6,750
Norris J. Nash ...........        606,976        6,750
Joseph J. Powell .........        606,976        6,750
William S. Stanton, Jr ...        606,976        6,750

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no public trading market for shares of our common stock and it is not likely that a public trading market will develop for our common stock in the future. There are no present plans for our common stock to be traded on any stock exchange or over-the-counter market. For the year ended December 31, 2001, there were approximately 10 private trades of shares of our common stock.

         As of March 26, 2002, we had approximately 700 holders of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Gwinnett Banking Company, at December 31, 2001 and 2000 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

         We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

OVERVIEW

         Our 2001 results were highlighted by continued loan and deposit growth despite a downturn in the national and state economy exacerbated by the effects of the September 11, 2001 terrorist attacks. Our net income decreased to $418,000, as compared to $1,066,000 in 2000, primarily due to a decline in our net interest margin resulting from the prime rate dropping eleven times in 2001 to 4.75% at December 31, 2001. We raised approximately $10.6 million in capital through a public offering that closed on March 15, 2002. We are also expanded geographically as we now have a full service branch in Alpharetta, Fulton County, Georgia that opened in February of 2001.

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

         The following is a summary of our balance sheets for the years indicated:

                                         December 31,
                                     2001            2000
                                   --------        --------
                                    (Dollars in Thousands)
Cash and due from banks            $  4,347        $  4,112
Federal funds sold                    5,301          17,805
Securities                            9,327           9,039
Loans, net                          120,626          71,751
Premises and equipment                  810             774
Other assets                          4,500           3,573
                                   --------        --------

                                   $144,911        $107,054
                                   ========        ========

Total deposits                     $125,924        $ 96,346
Repurchase agreements                   586              --
Other liabilities                       983           1,146
Stockholders' equity                 17,418           9,562
                                   --------        --------

                                   $144,911        $107,054
                                   ========        ========

FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

         As of December 31, 2001, we had total assets of $144.9 million, an increase of 35% over December 31, 2000. Total interest-earning assets were $136.8 million at December 31, 2001 or 94% of total assets as compared to 93% of total assets at December 31, 2000. Our primary interest-earning assets at December 31, 2001 were loans, which made up 89% of total interest-earning assets as compared to 73% at December 31, 2000. Our loan to deposit ratio was 97% at December 31, 2001 as compared to 76% at December 31, 2000. Deposit growth of $29.6 million, a decrease in federal funds sold of $12.5 and net proceeds of $7.4 million received from our stock sale funded loan growth of $49.3 million.

         Our securities portfolio, consisting of U.S. Agency and mortgage-backed securities, amounted to $9.3 million at December 31, 2001. Unrealized gains on securities amounted to $92,000 at December 31, 2001 as compared to an unrealized loss of $11,000 at December 31, 2000. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         We have 69% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

         The remaining 31% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the local economy.

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

LIQUIDITY AND CAPITAL RESOURCES

         The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

         Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

         Our liquidity and capital resources are monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency needs category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity was considered satisfactory.

         At December 31, 2001, we had loan commitments outstanding of $40.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase Federal funds from other financial institutions. At December 31, 2001, we have arrangements with four commercial banks for additional short-term advances of $5,000,000.

         At December 31, 2001, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased due to net income in 2001 of $418,000, net proceeds received from our common stock sale of $7.4 million and to an increase in other comprehensive income related to our securities of $64,000. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $206,000 dividend without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the holding company and the Bank as of December 31, 2001 are as follows:

                                            Actual
                                   ----------------------
                                                                Regulatory
                                   Consolidated     Bank       Requirements
                                   ------------     -----      ------------
Leverage capital ratio                12.61%        12.50%         5.00%
Risk-based capital ratios:
   Core capital                       13.69         13.54          6.00
   Total capital                      14.89         14.78         10.00

         At December 31, 2001, we had no material commitments for capital expenditures.

         These ratios may decline as asset growth continues, but are expected to exceed regulatory minimum requirements. Anticipated future earnings and additional proceeds received from our stock offering will assist in keeping these ratios at satisfactory levels.

         We believe that our liquidity and capital resources, inclusive of the results of our current stock offering, will be adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

         Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation

         The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset/liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management".

         We do not engage in any transactions or have relationships or other arrangements with an unconsolidated entity. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not trade in energy, weather or other commodity based contracts.

Related Party Transactions

         We lease our main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a limited liability company formed by our organizers. The lease term is for 15 years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The lease agreement requires us to pay normal operating and occupancy expenses of the facilities.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         The following is a summary of our operations for the years indicated.

                                     Years Ended December 31,
                                       2001            2000
                                     --------        --------
                                      (Dollars in Thousands)
Interest income                      $ 10,217        $  8,161
Interest expense                        5,423           3,744
                                     --------        --------
Net interest income                     4,794           4,417
Provision for loan losses                 426             484
Other income                              388             279
Other expenses                          4,171           3,193
                                     --------        --------
Pretax income                             585           1,019
Income taxes                              167             (47)
                                     --------        --------
Net income                           $    418        $  1,066
                                     ========        ========

Net Interest Income

         Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

         Our net yield on average interest-earning assets was 4.25% in 2001 as compared to 5.70% in 2000. Average loans increased by $35.9 million that accounted for the most significant change in the $35.4 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $34.2 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 9.05% in 2001 from 10.53% in 2000. The rate paid on average interest-bearing liabilities decreased to 5.57% in 2001 from 5.92% in 2000. The decrease in net yield was due primarily to the falling rate environment experienced during 2001. As our interest-bearing liabilities mature and are repriced, we expect to see our net yield increase.

Provision for Loan Losses

         The provision for loan losses was $426,000 in 2001 as compared to $484,000 in 2000. The amounts provided were due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. We had no charge offs in 2001 as compared $52,000 in charge offs in 2000. As of December 31, 2001 we had no nonperforming loans or assets as compared to $42,000 at December 31, 2000. Through our fourth full year of operations, we have incurred no significant loan losses. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans at December 31, 2001 was 1.25% as compared to 1.52% at December 31, 2000. The decrease in this percentage is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses.

Other Income

         Other income consists of service charges on deposit accounts, mortgage loan origination fees, and other miscellaneous revenue and fees. Other income increased to $388,000 in 2001 from $279,000 in 2000. This increase is due to an increase in service charges on deposit accounts of $11,000, an increase in mortgage loan origination fees of $54,000, and an increase in income recognized on life insurance policies of $58,000.

Other Expenses

         Other expenses were $4,171,000 in 2001 as compared to $3,193,000 in 2000, an increase of $978,000. Salaries and employee benefits increased by $553,000 due to an increase in the number of full time employees to 30 from 28 and other annual salary increases primarily attributable to our executive officers. Equipment and occupancy expenses increased by $179,000 due primarily to increased depreciation of $41,000, increased building lease expense of $102,000, and increased service/maintenance costs of $20,000. Other operating expenses increased by $247,000 due primarily to a $34,000 increase in data processing costs, increased directors' fees of $89,000, increased office supplies expense of $61,000 and a $63,000 increase in other operating costs. The overall increase in other expenses is primarily attributable to the growth of the Bank.

Income Tax

         We have reported income tax expense for 2001 of $167,000 as compared to income tax benefits of $47,000 in 2000. Our effective income tax rate was 29% for 2001 as compared to (5%) in 2000. The reason for the significant increase is due to the recognition of deferred tax assets of $343,000 in 2000 on which valuation allowances had been previously accorded.

Asset/Liability Management

         Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Specific officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management's overall\ philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

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

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

         Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

         At December 31, 2001, our cumulative one year interest rate-sensitivity gap ratio was 118%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                          After          After
                                                          Three           One
                                                          Months        Year but
                                           Within          but           Within           After
                                           Three          Within          Five            Five
                                           Months        One Year         Years           Years         Total
                                                                   (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold                   $  5,301       $     --        $     --        $     --       $  5,301
     Securities                                 --             --           1,009           8,318          9,327
     Loans                                  94,332         15,037          11,971             818        122,158
                                          --------       --------        --------        --------       --------

                                            99,633         15,037          12,980           9,136        136,786
                                          --------       --------        --------        --------       --------

Interest-bearing liabilities:
     Interest-bearing demand
          deposits                          12,431             --              --              --         12,431
     Savings                                 9,156             --              --              --          9,156
     Certificates, less than
           100,000                           5,976         33,413          11,541              --         50,930
     Certificates, $100,000
          and over                          11,635         24,172           6,359              --         42,166
     Repurchase agreements                     586             --              --              --            586
                                          --------       --------        --------        --------       --------

                                            39,784         57,585          17,900              --        115,269
                                          --------       --------        --------        --------       --------

Interest rate sensitivity gap             $ 59,849       $(42,548)       $ (4,920)       $  9,136       $ 21,517
                                          ========       ========        ========        ========       ========

Cumulative interest rate
     sensitivity gap                      $ 59,849       $ 17,301        $ 12,381        $ 21,517
                                          ========       ========        ========        ========
Interest rate sensitivity
     gap ratio                                2.50           0.26            0.73              --
                                          ========       ========        ========        ========
Cumulative interest rate
     sensitivity gap ratio                    2.50           1.18            1.11            1.19
                                          ========       ========        ========        ========

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA


         The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders' equity, the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

         The condensed average balance sheet for the years indicated is presented below. (1)

                                                                Years Ended December 31,
                                                               2001                2000
                                                                (Dollars in Thousands)
                   ASSETS

Cash and due from banks                                     $   2,547           $   2,386
Taxable securities                                              9,492               8,900
Securities valuation account                                       64                (236)
Federal funds sold                                              8,427               9,571
Loans (2)                                                      94,951              59,038
Allowance for loan losses                                      (1,271)               (868)
Other assets                                                    4,683               2,898
                                                            ---------           ---------
                                                            $ 118,893           $  81,689
                                                            =========           =========

Total interest-earning assets                               $ 112,870           $  77,509
                                                            =========           =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand                             $  10,578           $   9,177
     Interest-bearing demand                                   10,270               9,164
     Savings                                                    8,035               5,969
     Time                                                      78,532              48,025
                                                            ---------           ---------
              Total deposits                                  107,415              72,335

     Repurchase agreements                                        559                  71
     Other liabilities                                            960                 506
                                                            ---------           ---------
              Total liabilities                               108,934              72,912
     Stockholders' equity                                       9,959               8,777
                                                            ---------           ---------
                                                            $ 118,893           $  81,689
                                                            =========           =========

     Total interest-bearing liabilities                     $  97,396           $  63,229
                                                            =========           =========

         (1) For each category, average balances were determined using the daily average balances during the year.

         (2) The average balance of nonaccrual loans included in average loans for 2001 and 2000 was $108,000 and $28,000, respectively.

INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                  Years Ended December 31,
                                                            2001                         2000
                                                                    Average                      Average
                                                 Interest             Rate       Interest         Rate
                                                                  (Dollars in Thousands)
INTEREST INCOME:
     Interest and fees on loans (1)               $ 9,236             9.73%        $6,956            11.78%
     Interest on taxable securities                   618             6.51            582             6.54
     Interest on federal funds sold                   363             4.31            623             6.51
                                                  -------                          ------
     Total interest income                         10,217             9.05          8,161            10.53
                                                  -------                          ------

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits                                352             3.43            349             3.80
     Interest on savings deposits                     330             4.11            289             4.85
     Interest on time deposits                      4,716             6.01          3,101             6.46
     Interest on repurchase agreements                 25             4.37              5             6.61
                                                  -------                          ------
     Total interest expense                         5,423             5.57          3,744             5.92
                                                  -------                          ------

NET INTEREST INCOME                               $ 4,794                          $4,417
                                                  -------                          ------

     Net interest spread                                               3.48%                          4.61%
                                                                       ====                           ====
     Net yield on average interest-earning
         assets                                                        4.25%                          5.70%
                                                                       ====                           ====

         (1) Interest and fees on loans includes $1,271,000 and $1,014,000 of loan fee income for the years ended December 31, 2001 and 2000, respectively. There was no interest income recognized on nonaccrual loans during 2001 or 2000.

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

                                                                               Years Ended December 31,
                                                                                    2001 vs. 2000
                                                                                    Changes Due To:
                                                                  Rate          Volume           Total
                                                                                (Dollars in Thousands)
         Increase (decrease) in:
              Income from interest-earning assets:
              Interest and fees on loans                        $(1,378)        $ 3,658         $ 2,280
              Interest on taxable securities                         (2)             38              36
              Interest on federal funds sold                       (192)            (68)           (260)
                                                                -------         -------         -------
                       Total interest income                     (1,572)          3,628           2,056
                                                                -------         -------         -------

              Expense from interest-bearing liabilities:
              Interest on interest-bearing
                demand deposits                                     (36)             39               3
              Interest on savings deposits                          (49)             90              41
              Interest on time deposits                            (231)          1,846           1,615
              Interest on repurchase agreements                      (2)             22              20
                                                                -------         -------         -------
                       Total interest expense                      (318)          1,997           1,679
                                                                -------         -------         -------

                       Net interest income                      $(1,254)        $ 1,631         $   377
                                                                =======         =======         =======

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                  December 31,
                                                             2001              2000
                                                             (Dollars in Thousands)
        Mortgage-backed securities                          $ 2,242          $    --
        U.S. Government agencies                              7,085            9,039
                                                            -------          -------
                                                            $ 9,327          $ 9,039
                                                            =======          =======

MATURITIES

         The amounts of securities, including the weighted average yield in each category as of December 31, 2001, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

                                                             After one               After five
                                  One year or less        through five years      through ten years
                                Amount       Yield (1)   Amount      Yield (1)   Amount        Yield (1)
Mortgage-backed securities      $   --          --      $    --         - %       $1,394        5.61%
U.S. Government agencies            --          --        1,009        5.62        6,076        5.98
                                ------                  -------                   ------
                                $   --          --      $ 1,009        5.62%      $7,470        5.91%
                                ======                  =======                   ======

                                                After ten years               Total
                                           Amount       Yield (1)      Amount         Yield (1)
Mortgage-backed securities                 $ 848          5.91%        $2,242           5.72%
U.S. Government agencies                      --            --          7,085           5.93
                                           -----                       ------
                                           $ 848          5.91%        $9,327           5.88%
                                           =====                       ======

         (1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

LOAN PORTFOLIO

TYPES OF LOANS

         The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

                                                                     December 31,
                                                              2001                2000
                                                                (Dollars in Thousands)
        Commercial                                          $  31,534           $  23,280
        Construction loans secured by real estate              56,859              26,709
        Commercial loans secured by real estate                27,902              16,586
        Consumer installment loans and other                    5,863               6,282
                                                            ---------           ---------
                                                              122,158              72,857
        Less allowance for loan losses                         (1,532)             (1,106)
                                                            ---------           ---------
                      Net loans                             $ 120,626           $  71,751
                                                            =========           =========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 2001 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                             (Dollars in Thousands)
         Commercial
              One year or less                      $ 38,882
              After one through five years            19,294
              After five years                         1,260
                                                    --------
                                                      59,436
         Construction
              One year or less                        55,939
              After one through five years               920
              After five years                            --
                                                    --------
                                                      56,859
         Other
              One year or less                         4,572
              After one through five years             1,275
              After five years                            16
                                                    --------
                                                       5,863

                                                    $122,158
                                                    ========

         The following table summarizes loans at December 31, 2001 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                     (Dollars in Thousands)
          Predetermined interest rates                     $11,032
          Floating or adjustable interest rates             11,733
                                                           -------
                                                           $22,765
                                                           =======

RISK ELEMENTS

         Information with respect to nonaccrual, past due, and restructured loans at December 31, 2001 and 2000 is as follows:

                                                              December 31,
                                                           2001         2000
                                                        (Dollars in Thousands)
        Nonaccrual loans                                    $ 0          $ 0
        Loans contractually past due ninety
             days or more as to interest or
             principal payments and still accruing           50            0
        Restructured loans                                    0            0
        Potential problem loans                               0            0
        Interest income that would have been recorded
             on nonaccrual and restructured loans under
             original terms                                   6            1
        Interest income that was recorded on
             nonaccrual and restructured loans                0            0

         Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

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

         Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

                                                                 Years Ended December 31,
                                                                 2001                2000
                                                                  (Dollars in Thousands)
        Average amount of loans outstanding                      $94,951          $59,038
                                                                 =======          =======
        Balance of allowance for loan losses
             at beginning of year                                $ 1,106          $   674
                                                                 -------          -------
        Loans charged off
             Commercial and financial                                 --               42
             Real estate mortgage                                     --               10
             Installment                                              --               --
                                                                 -------          -------
                                                                      --               52
                                                                 -------          -------
        Loans recovered
             Commercial and financial                                 --               --
             Real estate mortgage                                     --               --
             Installment                                              --               --
                                                                 -------          -------
                                                                      --               --
                                                                 -------          -------
        Net charge-offs                                               --               52
                                                                 -------          -------
        Additions to allowance charged to operating
             expense during year                                     426              484
                                                                 -------          -------
        Balance of allowance for loan losses
             at end of year                                      $ 1,532          $ 1,106
                                                                 =======          =======
        Ratio of net loans charged off during the
        year to average loans outstanding                             --%             .09%
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

         As of December 31, 2001 and 2000,the allocation of our allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                          December 31, 2001                 December 31, 2000
                                                               Percent of loans in              Percent of loans in
                                                                 each category                     each category
                                                    Amount       to total loans       Amount       to total loans
                                                    ------     --------------------   ------    --------------------
                                                                     (Dollars in Thousands)
Commercial                                          $  411               26%          $  332               32%
Construction loans secured by real estate              820               47              442               37
Commercial loans secured by real estate                200               15              221               23
Consumer installment
     loans and other                                   101               12              111                8
                                                    ------           ------           ------           ------
                                                    $1,532              100%          $1,106              100%
                                                    ======           ======           ======           ======

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                                  Years Ended December 31,
                                                           2001                              2000
                                                     Amount        Percent           Amount         Percent
                                                                 (Dollars in Thousands)
Noninterest-bearing demand deposits                $ 10,578             --%         $ 9,177            -- %
Interest-bearing demand deposits                     10,270           3.43            9,164           3.80
Savings deposits                                      8,035           4.11            5,969           4.85
Time deposits                                        78,532           6.01           48,025           6.46
                                                   --------                         -------
                                                   $107,415                         $72,335
                                                   ========                         =======

         (1) Average balances were determined using the daily average balances.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months, and over twelve months.

                                        (Dollars in Thousands)
     Three months or less                      $11,635
     Over three through six months               9,241
     Over six through twelve months             14,931
     Over twelve months                          6,359
                                               -------
              Total                            $42,166
                                               =======

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the years indicated is presented below.

                                                                Years Ended December 31,
                                                                  2001           2000
        Return on assets (1)                                      0.35%           1.30%
        Return on equity (2)                                      4.20           12.14
        Dividend payout ratio (3)                                   --              --
        Equity to assets ratio (4)                                8.38           10.74

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

INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE NO.
    Independent Auditor's Report......................................................................     F-1
    Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000.........................     F-2
    Consolidated Statements of Income for the Years Ended December 31, 2001 and December 31, 2000.....     F-3
    Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001 and
    December 31, 2000.................................................................................     F-4
    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001 and
    December 31, 2000.................................................................................     F-5
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and
    December 31, 2000.................................................................................     F-6
    Notes to Consolidated Financial Statements........................................................     F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth for the current members of our Board of Directors and the Board of Directors of the Bank, our senior and executive officers and the senior executive officers of the Bank, their names, addresses and ages as of December 31, 2001, and the positions they hold.

                    NAME             AGE                        POSITION HELD
         -------------------------   ---     -------------------------------------------------------
         Larry D. Key                 56     President, Chief Executive Officer and Chairman of the
                                             Company and the Bank

         John T. Hopkins III          60     Executive Vice President, Chief Financial Officer,
                                             Secretary and Treasurer of the Company and the Bank

         Michael A. Roy               56     Executive Vice President and Chief Credit Officer of the
                                             Bank

         Paul C. Birkhead             56     Senior Vice President and Senior Commercial Loan Officer
                                             of the Bank

                    NAME             AGE                        POSITION HELD
         -------------------------   ---     -------------------------------------------------------
         Michael L. Couch             46     Senior Vice President and Senior Construction Loan
                                             Officer of the Bank

         Jan Smith                    50     Senior Vice President and Senior Commercial Loan Officer
                                             of the Bank

         Marcia N. Watkins            56     Senior Vice President and Internal Auditor of the Bank

         James B. Ballard             57     Director of the Company and the Bank

         Jerry M. Boles               61     Director of the Company and the Bank

         W. H. Britt                  63     Director of the Company and the Bank

         Richard F. Combs             54     Director of the Company and the Bank

         William G. Hayes             63     Director of the Company and the Bank

         Douglas A. Langley           43     Director of the Company and the Bank

         Norris J. Nash               74     Director of the Company and the Bank

         J. Joseph Powell             57     Director of the Company and the Bank

         William S. Stanton, Jr.      46     Director of the Company and the Bank

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

         Douglas A. Langley has been a member of our Board of Directors since 1997. Mr. Langley is the current managing partner of Ashworth and Associates, a CPA firm in Tucker and Lawrenceville, Georgia. He has been a member of the firm since 1977. Mr. Langley is also a shareholder of Gwinnett Financial Services, Inc. and is an investment advisor and holds insurance licenses.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides information with respect to the annual compensation for services in all capacities for 1999, 2000 and 2001 for our Chief Executive Officer and Chief Financial Officer. No other officer earned more than $100,000 in 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                                                       LONG TERM
                                                                   ANNUAL COMPENSATION(1)                           COMPENSATION(1)
                                                              -----------------------------------                   ---------------
                                                                                                                       SECURITIES
                                                                                                     OTHER ANNUAL      UNDERLYING
              NAME AND PRINCIPAL POSITION                     YEAR           SALARY        BONUS     COMPENSATION       OPTIONS
------------------------------------------------------        ----          --------      -------    ------------  ---------------
Larry D. Key..........................................        2001          $157,300      $30,000     $ 10,794(2)            --
   President, Chief Executive Officer and Chairman            2000          $143,000           --           --           12,000
                                                              1999          $130,000           --           --           10,000

John T. Hopkins III...................................        2001          $114,950      $20,000           --               --
   Chief Financial Officer and Executive Vice                 2000          $104,500           --           --            9,000
   President                                                  1999          $ 95,000           --           --            7,500

--------------

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits that are available to all salaried employees and certain perquisites and other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus shown in the table.

(2) Consists of 771 Deferred Fee Units received pursuant to our Deferred Fee Unit Plan in lieu of fees that Mr. Key would have otherwise received for his service on the Bank's Board of Directors.

         We did not make any individual grants of stock options during 2001 to either Mr. Key or Mr. Hopkins, and neither Mr. Key nor Mr. Hopkins exercised any options in 2001.

         The following table provides information regarding options exercised and exercisable and unexercisable stock options held as of December 31, 2001, by our Chief Executive Officer and Chief Financial Officer.

                          FISCAL YEAR-END OPTION VALUES

                                     NUMBER OF SECURITIES UNDERLYING                VALUE OF UNEXERCISED IN-THE-MONEY
                                UNEXERCISED OPTIONS AT FISCAL YEAR-END(1)             OPTIONS AT FISCAL YEAR-END(1)
           NAME                         EXERCISABLE/UNEXERCISABLE                       EXERCISABLE/UNEXERCISABLE
--------------------------      -----------------------------------------           ---------------------------------
Larry D.  Key.............                      28,000/-                                      $112,000/$--
John T. Hopkins III.......                      21,500/-                                      $ 86,000/$--

--------------

(1) There was no public trading market for our common stock as of December 31, 2001. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of our common stock underlying the option as of December 31, 2001 ($14.00 per share) and the exercise price per share payable upon exercise of such options ($10.00 per share). The fair market value of our common stock was based on the per share offering price in our recent public offering.

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

         We have authorized and reserved for issuance an aggregate of 180,000 shares of our common stock under the 1998 Option Plan. As of December 31, 2001, we have granted options to purchase 178,500 shares of our common stock. The shares of common stock issuable under the 1998 Option Plan are authorized but unissued shares. If any of the Awards granted under the 1998 Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited Awards will again be available for purposes of the 1998 Option Plan. The 1998 Option Plan will continue in effect until December 14, 2008 unless sooner terminated under the general provisions of the 1998 Option Plan.

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

COMPENSATION OF DIRECTORS

         Our directors receive no fees, bonuses or payments for their service on our Board of Directors. The Bank pays $500 to each director for each meeting of the Board of Directors attended. Effective January 1, 2001, we established a "Deferred Fee Unit" plan in which members of the Bank's Board of Directors and, to the extent that we pay Directors' fees, our Board of Directors, may choose to receive "deferred fee units" as consideration for their Directors' fees in lieu of cash. The deferred fee units assigned to the Directors equal the number of shares of our common stock that could be purchased at the then-current fair market value of such shares with the amount of fees deferred. The deferred fee units are available to be settled in cash at the then-current fair market value of our common stock when the Director's service is terminated or there is a change in control. The Director may receive a lump sum cash payment for the value of the deferred fee units or defer cash payments for a period of up to ten years. At December 31, 2001, 6,730 units have been assigned to the Bank's Directors under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our common stock as of March 26, 2002, by each director, our Chief Executive Officer and Chief Financial Officer, and all of our directors and our Chief Executive Officer and Chief Financial Officer as a group. We know of no person that beneficially owns more than 5% of our common stock.

                                                                         NUMBER OF SHARES OF
                                                                             COMMON STOCK
               NAME AND ADDRESS OF BENEFICIAL OWNER                       BENEFICIALLY OWNED        PERCENTAGE
---------------------------------------------------------------          --------------------       -----------
Larry D. Key (2) .............................................                   44,938                2.58%
3300 Jim Moore Road
Dacula, Georgia  30019

John T. Hopkins III (3).......................................                   31,510                1.82%
6504 Yacht Club Road
Flowery Branch, Georgia 30542

James B. Ballard (4) .........................................                   44,514                2.59%
2400 Bagley Road
Cumming, Georgia  30040

Jerry M. Boles (5) ...........................................                   31,700                1.85%
4435 Pemberton Cove
Alpharetta, Georgia  30022

W.  H. Britt (6) .............................................                   23,026                1.34%
3260 Brisco Road
Loganville, Georgia  30052

Richard F. Combs (7) .........................................                   62,643                3.65%
1985 Burgundy Drive
Braselton, Georgia  30517

W. Grant Hayes (8) ...........................................                   11,000                 .64%
412 Summit Ridge Drive
Lawrenceville, Georgia  30045

Douglas A. Langley (9) .......................................                   36,500                2.13%
270 Constitution Boulevard
Lawrenceville, Georgia  30045

Norris J. Nash (10) ..........................................                   52,813                3.07%
1176 Oleander Drive
Lilburn, Georgia  30247

J. Joseph Powell (11) ........................................                   46,965                2.74%
2335 Bagley Road
Cumming, Georgia  30041

William S. Stanton, Jr. (12) .................................                   48,710                2.84%
5081 Hodgrins Place
Lilburn, Georgia  30047

All directors and officers as a group (11 persons) ...........                  434,319               24.10%

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

(2)      Includes options to purchase 28,000 shares of our common stock.

(3)      Includes options to purchase 21,500 shares of our common stock.

(4) Includes 1,108 shares owned by Mr. Ballard's family members and options to purchase 6,700 shares of our common stock.

(5)      Includes options to purchase 6,700 shares of our common stock.

(6) Includes 2,000 shares owned by Mr. Britt's family members and options to purchase 5,000 shares of our common stock.

(7) Includes 5,882 shares owned by Mr. Combs' family members, and options to purchase 3,400 shares of our common stock.

(8) Includes 2,143 shares owned by Mr. Hayes' family members, 2,500 shares owned by a company that Mr. Hayes controls, and options to purchase 1,000 shares of our common stock.

(9) Includes 3,600 shares owned by Mr. Langley's wife, 28,000 shares held by the Ashworth & Associates, P.C. 401(k) Profit Sharing Plan, for which Mr. Langley is the Trustee, and options to purchase 2,400 shares of our common stock.

(10) Includes 7,000 shares owned by Mr. Nash's family members, 2,500 shares held by a general partnership that Mr. Nash controls, and options to purchase 6,700 shares of our common stock.

(11) Includes 6,208 shares owned by Mr. Powell's family members, 10,714 owned by a company that Mr. Powell controls, and options to purchase 3,900 shares of our common stock.

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

(a)      Exhibits required by Item 601 of Regulation S-B.

           Exhibit
           Number                               Description
           -------                              -----------
             3.1          Articles of Incorporation of the Company, as amended
                          (filed as Exhibit 3.1 to the Registration Statement on
                          Form SB-2, as amended (Registration No. 333-19081)).

             3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement on Form SB-2, as amended, Registration No. 333-52494).

             4.1          Specimen Common Stock Certificate (filed as Exhibit
                          4.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

             10.1 Escrow Agreement dated as of February 16, 2001, by and between the Company and Gwinnett Banking Company
                          (filed as Exhibit 10.1 to the Registration Statement on Form SB-2, as amended (Registration No.
                          333-52494)).

             10.2         1998 Stock Option Plan (filed as Exhibit 10.5 to the
                          Annual Report on Form 10-KSB for the year ended
                          December 31, 1998).

             10.3         Real Estate Commercial Lease Contract dated as of
                          January 1, 2000, by and between GBC Properties, LLC and Gwinnett Banking Company (filed as Exhibit 10.4 to the Annual Report on Form 10-KSB for the year ended
                          December 31, 1999).

             10.4         Real Estate Commercial Lease Contract dated as of July
                          26, 2000, by and between Northwinds Center, L.P. and
                          Gwinnett Banking Company (filed as Exhibit 10.4 to the
                          Annual Report on Form 10-KSB for the year ended
                          December 31, 2000).

             21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Registration Statement on Form SB-2, as amended
                          (Registration No. 333-19081)).

             23.1         Consent of Mauldin & Jenkins, LLC.

             99.1         Proxy Materials and Proxy for 2001 Annual
                          Shareholders' Meeting.

(b)      Reports on Form 8-K filed in the fourth quarter of 2001:  None.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         We have not sent to our security holders any annual report covering our last fiscal year. The proxy statement and form of proxy with respect to our 2001 annual shareholders' meeting is filed herewith as Exhibit 99.1.

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

                            GBC BANCORP, INC.



                            By: /s/ Larry D. Key
                                -----------------------------------------------
                                Larry D. Key, President and Chief Executive
                                Officer

                            Date:  March 27, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

            Signature                             Title
            ---------                             -----



/s/ Larry D. Key                     President, Chief Executive Officer and
---------------------------------    Chairman of the Company and the Bank
Larry D. Key



/s/ John T. Hopkins III              Executive Vice President, Chief Financial
---------------------------------    Officer, Secretary and Treasurer of the
John T. Hopkins III                  Company and the Bank



/s/ James B. Ballard                 Director of the Company and the Bank
---------------------------------
James B. Ballard



/s/ Jerry M. Boles                   Director of the Company and the Bank
---------------------------------
Jerry M. Boles



/s/ W. H. Britt                      Director of the Company and the Bank
---------------------------------
W. H. Britt



/s/ Richard F. Combs                 Director of the Company and the Bank
---------------------------------
Richard F. Combs



/s/ William G. Hayes                 Director of the Company and the Bank
---------------------------------
William G. Hayes



/s/ Douglas A. Langley               Director of the Company and the Bank
---------------------------------
Douglas A. Langley



/s/ Norris J. Nash                   Director of the Company and the Bank
---------------------------------
Norris J. Nash



/s/ J. Joseph Powell                 Director of the Company and the Bank
---------------------------------
J. Joseph Powell



/s/ William S. Stanton, Jr.          Director of the Company and the Bank
---------------------------------
William S. Stanton, Jr.

                               GBC BANCORP, INC.
                                 AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 2001

                               GBC BANCORP, INC.
                                 AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 2001


                               TABLE OF CONTENTS


                                                                                                                        PAGE
                                                                                                                        ----

INDEPENDENT AUDITOR'S REPORT...............................................................................................1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS...........................................................................................2
     CONSOLIDATED STATEMENTS OF INCOME.....................................................................................3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ......................................................................4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ......................................................................5
     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................................6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................................7-22

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA


         We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
January 29, 2002

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     Assets                                 2001              2000
                                     ------                            -------------     -------------

Cash and due from banks                                                $   4,347,480     $   4,111,520
Federal funds sold                                                         5,301,000        17,805,000
Securities available-for-sale                                              9,327,376         9,038,850

Loans                                                                    122,157,943        72,857,528
Less allowance for loan losses                                             1,532,300         1,106,184
                                                                       -------------     -------------
          Loans, net                                                     120,625,643        71,751,344

Premises and equipment                                                       809,535           774,044
Other assets                                                               4,500,319         3,572,826
                                                                       -------------     -------------

          TOTAL ASSETS                                                 $ 144,911,353     $ 107,053,584
                                                                       =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                                $  11,241,302     $  10,561,186
    Interest-bearing                                                     114,683,007        85,784,789
                                                                       -------------     -------------
           Total deposits                                                125,924,309        96,345,975
    Securities sold under repurchase agreements                              585,997              --
    Other liabilities                                                        982,958         1,146,182
                                                                       -------------     -------------
          TOTAL LIABILITIES                                              127,493,264        97,492,157
                                                                       -------------     -------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
       1,502,216 and 951,580 issued and outstanding, respectively          1,502,216           951,580
    Capital surplus                                                       15,364,153         8,540,327
    Retained earnings                                                        494,924            76,577
    Accumulated other comprehensive income (loss)                             56,796            (7,057)
                                                                       -------------     -------------

          TOTAL STOCKHOLDERS' EQUITY                                      17,418,089         9,561,427
                                                                       -------------     -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 144,911,353     $ 107,053,584
                                                                       =============     =============

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                            2001              2000
                                                                       -------------     -------------


Interest income
    Loans                                                              $   9,235,601     $   6,955,885
    Taxable securities                                                       617,828           581,819
    Federal funds sold                                                       363,241           622,982
                                                                       -------------     -------------
          Total interest income                                           10,216,670         8,160,686
                                                                       -------------     -------------

Interest expense
      Deposits                                                             5,398,383         3,739,024
      Other borrowings                                                        24,388             4,692
                                                                       -------------     -------------
           Total interest expense                                          5,422,771         3,743,716
                                                                       -------------     -------------

          Net interest income                                              4,793,899         4,416,970
Provision for loan losses                                                    426,116           483,706
                                                                       -------------     -------------
          Net interest income after provision for loan losses              4,367,783         3,933,264
                                                                       -------------     -------------

Other income
    Service charges on deposit accounts                                      129,953           119,015
    Other operating income                                                   258,446           160,130
                                                                       -------------     -------------
          Total other income                                                 388,399           279,145
                                                                       -------------     -------------

Other expenses
    Salaries and employee benefits                                         2,344,811         1,792,196
    Equipment and occupancy expenses                                         914,358           735,646
    Other operating expenses                                                 911,977           665,445
                                                                       -------------     -------------
          Total other expenses                                             4,171,146         3,193,287
                                                                       -------------     -------------

          Income before income taxes                                         585,036         1,019,122

Income tax expense (benefit)                                                 166,689           (46,665)
                                                                       -------------     -------------

                    Net income                                         $     418,347     $   1,065,787
                                                                       =============     =============

Basic earnings per share                                               $        0.44     $        1.12
                                                                       =============     =============

Diluted earnings per share                                             $        0.42     $        1.12
                                                                       =============     =============

                See Notes to Consolidated Financial Statements.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                          2001                 2000
                                                                       -------------     -------------
Net income                                                             $     418,347     $   1,065,787

Other comprehensive income :

        Unrealized holding gains on securities
            available-for-sale arising during period, net of
            tax (benefits)  of $39,136 and $(4,325)                           63,853           251,733
                                                                       -------------     -------------

Comprehensive income                                                   $     482,200     $   1,317,520
                                                                       =============     =============





                See Notes to Consolidated Financial Statements.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                    Accumulated
                                                 Common Stock                         Retained         Other            Total
                                      ---------------------------     Capital         Earnings      Comprehensive   Stockholders'
                                          Shares      Par Value       Surplus        (Deficit)      Income (Loss)      Equity
                                      ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                 951,580   $    951,580   $  8,540,327    $   (989,210)   $   (258,790)   $  8,243,907
    Net income                                --             --             --         1,065,787            --         1,065,787
    Other comprehensive income                --             --             --              --           251,733         251,733
                                      ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                 951,580        951,580      8,540,327          76,577          (7,057)      9,561,427
    Net income                                --             --             --           418,347            --           418,347
    Issuance of common stock               550,636        550,636      7,158,268            --              --         7,708,904
    Stock offering costs                      --             --         (334,442)           --              --          (334,442)
    Other comprehensive income                --             --             --              --            63,853          63,853
                                      ------------   ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2001               1,502,216   $  1,502,216   $ 15,364,153    $    494,924    $     56,796    $ 17,418,089
                                      ============   ============   ============    ============    ============    ============


                See Notes to Consolidated Financial Statements.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                   2001               2000
                                                                              -------------     -------------
OPERATING ACTIVITIES
    Net income                                                                $     418,347     $   1,065,787
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                289,366           248,459
        Deferred income taxes                                                      (133,232)         (464,515)
        Gain on sale of loans                                                          --             (28,899)
        Gain on sale of other real estate owned                                      (2,618)          (12,212)
        Provision for loan losses                                                   426,116           483,706
        (Increase) decrease in interest receivable                                  120,383          (565,394)
        Increase (decrease) in interest payable                                      (5,052)          329,213
        Increase (decrease) in income taxes payable                                (364,929)          397,901
        Other operating activities                                                  150,806           131,399
                                                                              -------------     -------------

              Net cash provided by operating activities                             899,187         1,585,445
                                                                              -------------     -------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                   (9,525,611)       (1,954,450)
    Proceeds from maturities of securities available-for-sale                     9,340,074              --
    Net (increase) decrease in federal funds sold                                12,504,000       (11,155,000)
    Proceeds from sale of loans                                                        --             773,330
    Net increase in loans                                                       (49,826,809)      (30,489,740)
    Purchase of premises and equipment                                             (324,857)         (530,875)
    Proceeds from sale of other real estate owned                                   533,092         1,092,121
    Purchase of life insurance policies                                            (933,000)         (933,000)
                                                                              -------------     -------------

            Net cash used in investing activities                               (38,233,111)      (43,197,614)
                                                                              -------------     -------------

FINANCING ACTIVITIES
    Net increase in deposits                                                     29,578,334        42,562,133
    Net increase in securities sold under repurchase agreements                     585,997              --
    Proceeds from sale of common stock                                            7,708,904              --
    Increase in stock offering costs                                               (303,351)          (31,091)
                                                                              -------------     -------------

            Net cash provided by financing activities                            37,569,884        42,531,042
                                                                              -------------     -------------

Net increase in cash and due from banks                                             235,960           918,873

Cash and due from banks at beginning of year                                      4,111,520         3,192,647
                                                                              -------------     -------------

Cash and due from banks at end of year                                        $   4,347,480     $   4,111,520
                                                                              =============     =============

SUPPLEMENTAL DISCLOSURES Cash paid for:
            Interest                                                          $   5,427,823     $   3,414,503

            Income taxes                                                      $     664,850     $      19,949

NONCASH TRANSACTION
    Principal balances of loans transferred to other real estate owned        $     526,394     $   1,121,909


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

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

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

         CASH, DUE FROM BANKS AND CASH FLOWS

         For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, and securities sold under repurchase agreements are reported net.

         The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         SECURITIES

         Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

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

         A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         PREMISES AND EQUIPMENT

         Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         OTHER REAL ESTATE OWNED

         Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2001 and 2000 was $0 and $42,000, respectively.

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


NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                          GROSS      GROSS
                                            AMORTIZED   UNREALIZED  UNREALIZED       FAIR
                                              COST        GAINS      LOSSES         VALUE
                                           -----------   --------   ----------    -----------
         SECURITIES AVAILABLE-FOR-SALE
            DECEMBER 31, 2001:
            U. S. GOVERNMENT AND
               AGENCY SECURITIES           $6,990,696    $96,064    $ (1,684)     $7,085,076
            MORTGAGE-BACKED SECURITIES      2,245,073        431      (3,204)      2,242,300
                                           -----------   --------   ----------    -----------
                                           $9,235,769    $96,495    $ (4,888)     $9,327,376
                                           ===========   ========   ==========    ===========

         Securities Available-for-Sale
            December 31, 2000:
            U. S. Government and
               agency securities           $9,050,232    $37,817    $(49,199)     $9,038,850
                                           ===========   ========   ==========    ===========

         Securities with a carrying value of $2,551,225 and $2,486,515 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         The amortized cost and fair value of securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty, Therefore, these securities are not included in the maturity categories in the following summary.

                                               AMORTIZED        FAIR
                                                 COST           VALUE
                                               -----------    -----------

         Due from one to five years            $1,000,000     $1,008,800
         Due from five to ten years             5,990,696      6,076,276
         Mortgage-backed securities             2,245,073      2,242,300
                                               -----------    -----------
                                               $9,235,769     $9,327,376
                                               ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  LOANS

         The composition of loans is summarized as follows:

                                                                        DECEMBER 31,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------    -----------

         Commercial                                             $ 31,534,171    $23,279,619
         Commercial loans secured by real estate                  27,901,411     16,586,376
         Construction loans secured by real estate                57,050,303     26,834,971
         Consumer installment and other                            5,863,010      6,282,574
                                                                ------------    -----------
                                                                 122,348,895     72,983,540
         Deferred fees                                              (190,952)      (126,012)
         Allowance for loan losses                                (1,532,300)    (1,106,184)
                                                                ------------    -----------
         Loans, net                                             $120,625,643    $71,751,344
                                                                ============    ===========

         Changes in the allowance for loan losses are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                         -------------------------------
                                                            2001                 2000
                                                         ----------            ---------

Balance, beginning of year                               $1,106,184            $ 674,143
   Provision for loan losses                                426,116              483,706
   Loans charged off                                             --              (51,665)
   Recoveries of loans previously charged off                    --                   --
                                                         ----------            ---------
  Balance, end of year                                   $1,532,300           $1,106,184
                                                         ==========            =========

         Management has identified no material amounts of impaired loans as of December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans for 2001 and 2000 was $107,800 and $27,521, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended December 31, 2001 and 2000.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

         Balance, beginning of year             $ 5,150,905
            Advances                              3,164,397
            Repayments                           (2,623,190)
                                                -----------
         Balance, end of year                   $ 5,692,112
                                                ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                            DECEMBER 31,
                                                  ---------------------------------
                                                        2001              2000
                                                  ---------------   ---------------

                                                                    <C
        Equipment                                    $1,324,374       $1,150,938
        Leasehold improvements                          316,815          207,874
                                                      ----------      ----------
                                                     $1,641,189       $1,358,812

        Accumulated depreciation                       (831,654)        (584,768)
                                                     ----------        ----------
                                                      $ 809,535        $ 774,044
                                                     ==========        ==========


NOTE 5.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $42,165,973 and $37,338,995,
         respectively. The Company had brokered certificates of deposit at December 31, 2001 and 2000 of $ -- and $2,769,000, respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

         2002                       $75,195,353
         2003                        15,181,610
         2004                         2,719,385
                                    -----------
                                    $93,096,348
                                    ===========


NOTE 6.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2001 and 2000 were $585,997 and $ --, respectively.


NOTE 7.  DEFERRED COMPENSATION PLANS

         The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officers. The balance of the policy cash surrender values included in other assets at December 31, 2001 and 2000 is $2,911,868 and $1,894,784,
         respectively. Income recognized on the policies amounted to $84,084 and $26,290 for the years ended December 31, 2001 and 2000, respectively. There was no deferred compensation liability or expense recognized as of and for the years ended December 31, 2001 or 2000.

         Effective January 1, 2001, the Company established a "Deferred Stock Unit" plan in which members of the Board of Directors may choose to receive "deferred fee units" as consideration for their directors' fees in lieu of cash. The deferred fee units assigned to the members equal the number of shares of common stock that could be purchased at the fair market value with the amount of fees deferred. The units are available to be settled in cash when the member terminates service as a director or there is a change in control of the Company at the fair market value of the Company's common stock. The member may receive a lump sum cash payment for the value of the units or defer cash payments for a period of up to ten years. At December 31, 2001, 6,730 units have been assigned to the members under this plan. The fair market value of the units included in other liabilities amounted to $94,200 at December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  INCOME TAXES

         Income tax expense (benefit) consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                         -------------------------
                                                           2001            2000
                                                         --------       ----------

         Current                                         $ 299,921      $  417,850
         Deferred                                         (133,232)       (121,069)
         Change in valuation allowance                          -         (343,446)
                                                         ---------      ----------
                 Income tax expense (benefit)            $ 166,689      $  (46,665)
                                                         =========      ==========

         The Company's income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                                  2001                             2000
                                        -------------------------          -----------------------
                                         AMOUNT           PERCENT           Amount         Percent
                                        ---------         -------          ---------       -------

Income taxes at statutory rate          $ 198,912            34%           $ 346,501            34%
Change in valuation allowance                  --            --             (343,446)          (34)
Other                                     (32,223)           (5)             (49,720)           (5)
                                        ---------           ---            ---------           ---
Income tax expense (benefit)            $ 166,689           29%            $ (46,665)           (5)%
                                        =========           ===            =========           ===

         The components of deferred income taxes are as follows:

                                                                              DECEMBER 31,
                                                                       ------------------------
                                                                         2001            2000
                                                                       ---------      ---------

         Deferred tax assets:
           Loan loss reserves                                          $495,169       $334,369
           Loan fees                                                     72,057         47,552
           Preopening and organization expenses                          59,333        130,323
           Depreciation                                                  21,137          2,220
           Securities available-for-sale                                    -            4,325
                                                                       ---------      ---------
                                                                        647,696        518,789
                                                                       ---------      ---------

         Deferred tax liabilities, securities available-for-sale         34,811            -
                                                                       ---------      ---------

         Net deferred tax assets                                       $612,885       $518,789
                                                                       =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  RELATED PARTY TRANSACTIONS AND LEASES

         The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The Company also leases its branch facilities under a noncancelable operating lease from a third party. The initial lease term is for five years with the monthly rental payment increasing every year by 3%. The lease also includes two five-year extension terms. Both lease agreements require the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitments under the leases at December 31, 2001 are due as follows:

During the next five years                             $1,990,680
During the remaining term of the leases                 3,287,333
                                                       ----------
                                                       $5,278,013
                                                       ==========

         Total rental expense is summarized as follows:

                             YEARS ENDED DECEMBER 31,
                             --------------------------
                               2001              2000
                             --------          --------

GBC Properties, LLC          $286,596          $286,596
Other third parties           111,743             9,295
                             --------          --------
                             $398,339          $295,891
                             ========          ========

NOTE 10. STOCK COMPENSATION PLAN

         The Company has reserved 180,000 shares of common stock for issuance to key employees and directors under an incentive stock option plan. The options granted are exercisable at a price of $10 and expire ten years from the grant date.

         Other pertinent information related to the options is as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                            2001                          2000
                                                    ---------------------        ---------------------
                                                                  WEIGHTED-                    Weighted-
                                                                  AVERAGE                      average
                                                                  EXERCISE                     Exercise
                                                    NUMBER         PRICE         Number         Price
                                                    -------        ------        -------        ------

Under option, beginning of year                     178,500        $10.00        103,500        $10.00
   Granted                                               --            --         75,000         10.00
   Exercised                                             --            --             --            --
   Terminated                                            --            --             --            --
                                                   --------                      ------
Under option, end of year                           178,500         10.00        178,500         10.00
                                                   ========                      ======
Exercisable, end of year                            178,500         10.00        141,000         10.00
                                                   ========                      ======

Weighted average remaining contractual life        8 years                       9 years

Weighted average fair value of
   options granted during the year                 $     --                      $  4.59
                                                   ========                      ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                            YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                           2001              2000
                                                        --------          -----------

 Net income               As reported                   $418,347          $1,065,787
                          Pro forma                     $311,306          $  958,746

 Earnings per share       As reported                   $    .44          $     1.12
                          Pro forma                     $    .33          $     1.01

 Earnings per share -     As reported                   $    .42          $     1.12
   assuming dilution      Pro forma                     $    .32          $     1.01

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            YEAR ENDED
                                           DECEMBER 31,
                                               2000
                                         ------------------

          Dividend yield                            0%
          Expected life                      10 years
          Expected volatility                       0%
          Risk-free interest rate                6.23%


NOTE 11. EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                       YEARS ENDED DECEMBER 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------   ----------
Basic Earnings Per Share:
Weighted average common shares outstanding               956,106      951,580
                                                        =========  ===========

Net income                                              $418,347   $1,065,787
                                                        =========  ===========

Basic earnings per share                                $    .44   $     1.12
                                                        =========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2001                2000
                                                            --------            ----------
Diluted Earnings Per Share:
   Weighted average common shares outstanding                956,106               951,580
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year                29,750                    --
                                                            --------            ----------
   Total weighted average common shares and
      common stock equivalents outstanding                   985,856               951,580
                                                            ========            ==========

   Net income                                               $418,347            $1,065,787
                                                            ========            ==========

   Diluted earnings per share                               $    .42            $     1.12
                                                            ========            ==========


NOTE 12. COMMITMENTS AND CONTINGENCIES

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                            DECEMBER 31,
                                       --------------------------
                                           2001          2000
                                       ------------  ------------
Letters of credit                      $   910,190   $   820,927
Commitments to extend credit            40,306,684    25,892,234
                                       ------------  ------------
                                       $41,216,874   $26,713,161
                                       ============  ============

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

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 13. CONCENTRATIONS OF CREDIT

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

         The Company does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $4,150,000.

NOTE 14. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, approximately $206,000 of dividends could be declared without regulatory approval.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                 TO BE WELL
                                                                           FOR CAPITAL        CAPITALIZED UNDER
                                                                            ADEQUACY          PROMPT CORRECTIVE
                                                       ACTUAL               PURPOSES          ACTION PROVISIONS
                                                 ------------------     ------------------   ------------------
                                                 AMOUNT       RATIO     AMOUNT       RATIO   AMOUNT       RATIO
                                                 ------       -----     ------       -----   ------       -----
                                                                 (DOLLARS IN THOUSANDS)

December 31, 2001:
Total Capital to Risk Weighted Assets:
   Consolidated                                 $18,893       14.89%    $10,148         8%    $   N/A       N/A
   Bank                                         $18,744       14.78%    $10,148         8%    $12,685       10%
Tier I Capital to Risk Weighted Assets:
   Consolidated                                 $17,361       13.69%    $ 5,074         4%    $   N/A       N/A
   Bank                                         $17,212       13.54%    $ 5,074         4%    $ 7,611        6%
Tier I Capital to Average Assets:
   Consolidated                                 $17,361       12.61%    $ 5,508         4%    $   N/A       N/A
   Bank                                         $17,212       12.50%    $ 5,508         4%    $ 6,885        5%

December 31, 2000:
Total Capital to Risk Weighted Assets:
   Consolidated                                 $10,546       13.46%    $ 6,268         8%    $   N/A       N/A
   Bank                                         $10,176       13.01%    $ 6,259         8%    $ 7,823       10%
Tier I Capital to Risk Weighted Assets:
   Consolidated                                 $ 9,568       12.21%    $ 3,134         4%    $   N/A       N/A
   Bank                                         $ 9,198       11.76%    $ 3,130         4%    $ 4,694        6%
Tier I Capital to Average Assets:
   Consolidated                                 $ 9,568        9.95%    $ 3,848         4%    $   N/A       N/A
   Bank                                         $ 9,198        9.56%    $ 3,848         4%    $ 4,810        5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         CASH DUE FROM BANKS AND FEDERAL FUNDS SOLD:

         The carrying amounts of cash, due from banks, and federal funds sold approximate fair values.

         SECURITIES:

         Fair values for securities are based on available quoted market prices.

         LOANS:

         For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

         SECURITIES SOLD UNDER REPURCHASE AGREEMENTS:

         The carrying amount of securities sold under repurchase agreements approximate fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ACCRUED INTEREST:

         The carrying amounts of accrued interest approximate their fair values.

         OFF-BALANCE SHEET INSTRUMENTS:

         Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

         The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                               DECEMBER 31, 2001                       December 31, 2000
                                        --------------------------------        ------------------------------
                                          Carrying              Fair              Carrying              Fair
                                           Amount              Value               Amount              Value
                                        ------------        ------------        -----------        -----------

FINANCIAL ASSETS:
   Cash, due from banks,
      and federal funds sold            $  9,648,480        $  9,648,480        $21,916,250        $21,916,250
   Securities available-for-sale           9,327,376           9,327,376          9,038,850          9,038,850
   Loans                                 120,625,643         123,217,887         71,751,344         72,930,531
   Accrued interest receivable               879,496             879,496            999,879            999,879

FINANCIAL LIABILITIES:
   Deposits                              125,924,309         127,503,961         96,345,975         96,676,508
   Accrued interest payable                  535,083             535,083            540,135            540,135
   Securities sold under
      repurchase agreements                  585,997             585,997                 --                 --


NOTE 16. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                          YEARS ENDED DECEMBER 31,
                                        --------------------------
                                         2001              2000
                                        --------          --------

Other operating income:
   Mortgage origination fees            $106,064          $ 51,841
Other operating expenses:
   Professional and consulting           110,027           116,994
   Data processing                       133,016            98,578

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of income and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 2001 and 2000.


                           CONDENSED BALANCE SHEETS

                                                            2001                  2000
                                                         -----------          -----------

ASSETS
   Cash                                                  $   136,157          $   256,026
   Investment in subsidiary                               17,268,813            9,191,079
   Other assets                                               13,119              114,322
                                                         -----------          -----------

      Total assets                                       $17,418,089          $9,561,427
                                                         ===========          ===========

        TOTAL STOCKHOLDERS' EQUITY                       $17,418,089          $9,561,427
                                                         ===========          ===========



                        CONDENSED STATEMENTS OF INCOME

                                                            2001                  2000
                                                         -----------          -----------

INTEREST INCOME                                          $    23,173          $        --

EXPENSES, OTHER                                               16,000               21,170
                                                         -----------          -----------

       INCOME (LOSS) BEFORE INCOME TAX
           EXPENSE (BENEFIT) AND EQUITY IN
           UNDISTRIBUTED EARNINGS OF SUBSIDIARY                7,173              (21,170)

INCOME TAX EXPENSE (BENEFIT)                                   2,707              (83,231)
                                                         -----------          -----------

       INCOME BEFORE EQUITY IN UNDISTRIBUTED
           EARNINGS OF SUBSIDIARY                              4,466               62,061

EQUITY IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARY                                             413,881            1,003,726
                                                         -----------          -----------

        NET INCOME                                       $   418,347          $ 1,065,787
                                                         ===========          ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           2001                 2000
                                                                       -----------           -----------

OPERATING ACTIVITIES
   Net income                                                          $   418,347           $ 1,065,787
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiary                      (413,881)           (1,003,726)
      Other operating activities                                            70,112               (83,231)
                                                                       -----------           -----------

          Net cash provided by (used in) operating activities               74,578               (21,170)
                                                                       -----------           -----------

INVESTING ACTIVITIES
   Investment in subsidiary                                             (7,600,000)                   --
                                                                       -----------           -----------

          Net cash used in investing activities                         (7,600,000)                   --
                                                                       -----------           -----------

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                    7,708,904                    --
   Increase in stock offering costs                                       (303,351)              (31,091)
                                                                       -----------           -----------

          Net cash provided by (used in) financing activities            7,405,553               (31,091)
                                                                       -----------           -----------

Net decrease in cash                                                      (119,869)              (52,261)

Cash at beginning of year                                                  256,026               308,287
                                                                       -----------           -----------

Cash at end of year                                                    $   136,157           $   256,026
                                                                       ===========           ===========


NOTE 18. STOCK OFFERING

         The Company is currently offering to sell a minimum of 357,143 and a maximum of 714,286 shares of its common stock at a price of $14.00 per share. As of December 31, 2001, 550,636 shares of common stock have been sold. Proceeds from the sale of these shares were received from escrow on December 28, 2001.

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

           3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement on Form SB-2, as amended, Registration No. 333-52494).

           4.1          Specimen Common Stock Certificate (filed as Exhibit
                        4.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

           10.1 Escrow Agreement dated as of February 16, 2001, by and between the Company and Gwinnett Banking Company
                        (filed as Exhibit 10.1 to the Registration Statement on Form SB-2, as amended (Registration No.
                        333-52494)).

           10.2         1998 Stock Option Plan (filed as Exhibit 10.5 to the
                        Annual Report on Form 10-KSB for the year ended
                        December 31, 1998).

           10.3         Real Estate Commercial Lease Contract dated as of
                        January 1, 2000, by and between GBC Properties, LLC and Gwinnett Banking Company (filed as Exhibit 10.4 to the Annual Report on Form 10-KSB for the year ended
                        December 31, 1999).

           10.4         Real Estate Commercial Lease Contract dated as of July
                        26, 2000, by and between Northwinds Center, L.P. and
                        Gwinnett Banking Company (filed as Exhibit 10.4 to the
                        Annual Report on Form 10-KSB for the year ended
                        December 31, 2000).

           21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Registration Statement on Form SB-2, as amended
                        (Registration No. 333-19081)).

           23.1         Consent of Mauldin & Jenkins, LLC.

           99.1         Proxy Materials and Proxy for 2001 Annual
                        Shareholders' Meeting.