Form 10QSB
period 2002-03-31
GBC BANCORP INC
filed 2002-05-15
CIK 1026231

                    2U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      MARCH 31, 2002
                                            ----------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ----------     -----------

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

                                       N/A
  ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 1,711,083; $1 par value

Transitional Small Business Disclosure Format Yes [ ] No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY


================================================================================



                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - MARCH 31, 2002......................3

            CONSOLIDATED STATEMENTS OF INCOME AND
             COMPREHENSIVE INCOME (LOSS) - THREE MONTHS ENDED
             MARCH 31, 2002 AND 2001.........................................4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
             MONTHS ENDED MARCH 31, 2002 AND 2001............................5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........7


PART II. OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......13

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..........................13

         SIGNATURES.........................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

  Cash and due from banks                                       $   4,184,119
  Federal funds sold                                               14,659,000
  Securities available-for-sale, at fair value                     10,703,073

  Loans                                                           125,811,662
  Less allowance for loan losses                                    1,684,546
                                                                -------------
      Loans, net                                                  124,127,116
                                                                -------------

  Premises and equipment                                              771,775
  Other assets                                                      4,615,695
                                                                -------------

                                                                $ 159,060,778
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits
    Noninterest-bearing                                         $  12,801,950
    Interest-bearing                                              124,749,843
                                                                -------------
      Total deposits                                              137,551,793
  Securities sold under repurchase agreements                         421,276
  Other liabilities                                                   801,136
                                                                -------------
      Total liabilities                                           138,774,205
                                                                -------------

  Commitments and contingencies

  Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
        1,711,083 shares issued and outstanding                     1,711,083
    Capital surplus                                                18,068,982
    Retained earnings                                                 563,699
    Accumulated other comprehensive loss                              (57,191)
                                                                -------------
      Total stockholders' equity                                   20,286,573
                                                                -------------

                                                                $ 159,060,778
                                                                =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                          2002               2001
                                                                      -----------         ----------
INTEREST INCOME
    Loans                                                             $ 2,375,357         $2,117,080
    Taxable securities                                                    142,480            159,696
    Federal funds sold                                                     52,284            176,185
                                                                      -----------         ----------
        TOTAL INTEREST INCOME                                           2,570,121          2,452,961
                                                                      -----------         ----------

INTEREST EXPENSE
    Deposits                                                            1,229,268          1,335,082
    Securities sold under repurchase agreements                             2,650              4,064
                                                                      -----------         ----------
        TOTAL INTEREST EXPENSE                                          1,231,918          1,339,146
                                                                      -----------         ----------

        Net interest income                                             1,338,203          1,113,815
PROVISION FOR LOAN LOSSES                                                 157,348            115,361
                                                                      -----------         ----------
        Net interest income after provision for loan losses             1,180,855            998,454
                                                                      -----------         ----------

OTHER  INCOME
    Service charges on deposit accounts                                    32,421             32,132
    Other operating income                                                 76,790             66,943
                                                                      -----------         ----------
                                                                          109,211             99,075
                                                                      -----------         ----------

OTHER EXPENSES
    Salaries and employee benefits                                        695,313            542,079
    Equipment and occupancy expenses                                      221,305            220,161
    Other operating expenses                                              291,170            231,233
                                                                      -----------         ----------
                                                                        1,207,788            993,473
                                                                      -----------         ----------

        Income before income taxes                                         82,278            104,056

INCOME TAX EXPENSE                                                         13,502             41,511
                                                                      -----------         ----------

          Net income                                                       68,776             62,545
                                                                      -----------         ----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities available-for-sale
      arising during period, net of tax                                  (113,987)            60,397
                                                                      -----------         ----------

        Comprehensive income (loss)                                   $   (45,211)        $  122,942
                                                                      ===========         ==========

BASIC EARNINGS PER SHARE                                              $      0.04         $     0.07
                                                                      ===========         ==========

DILUTED EARNINGS PER SHARE                                            $      0.04         $     0.06
                                                                      ===========         ==========

CASH DIVIDENDS PER SHARE                                              $        --         $       --
                                                                      ===========         ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                       2002                 2001
                                                                                  ------------         ------------
OPERATING ACTIVITIES
  Net income                                                                      $     68,776         $     62,545
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation                                                                        68,311               70,553
    Provision for loan losses                                                          157,348              115,361
    Loss on sales of other real estate owned                                                --                4,290
    (Increase) decrease in interest receivable                                          (3,562)             210,075
    Increase (decrease) in interest payable                                            (71,413)               8,951
    Decrease in income taxes payable                                                      (460)            (326,339)
    Net other operating activities                                                    (156,157)            (160,553)
                                                                                  ------------         ------------

          Net cash provided by (used in) operating activities                           62,843              (15,117)
                                                                                  ------------         ------------

INVESTING ACTIVITIES
  Purchases of securities available-for-sale                                        (1,555,290)          (3,495,571)
  Proceeds from maturities of securities available-for-sale                                 --            4,000,000
  Net (increase) decrease in federal funds sold                                     (9,358,000)          11,124,000
  Net increase in loans                                                             (3,658,821)         (10,622,136)
  Purchase of premises and equipment                                                   (30,551)            (147,622)
                                                                                  ------------         ------------

        Net cash provided by (used in) investing activities                        (14,602,662)             858,671
                                                                                  ------------         ------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                             11,627,484           (1,620,599)
    Net increase (decrease) in securities sold under repurchase agreements            (164,721)             351,189
    Net proceeds from sale of common stock                                           2,913,695                   --
    Deferred stock offering costs                                                           --              (50,357)
    Net increase in subscription deposits                                                   --               72,800
                                                                                  ------------         ------------

          Net cash provided by (used in) financing activities                       14,376,458           (1,246,967)
                                                                                  ------------         ------------

Net decrease in cash and due from banks                                               (163,361)            (403,413)

Cash and due from banks at beginning of period                                       4,347,480            4,111,520
                                                                                  ------------         ------------

Cash and due from banks at end of period                                          $  4,184,119         $  3,708,107
                                                                                  ============         ============

CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                                                  $  1,303,331         $  1,330,195

        Income taxes                                                              $     13,962         $    367,850

NONCASH TRANSACTIONS

    Financed sales of other real estate owned                                     $         --         $     37,710

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

         The results of operations for the three month period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency needs category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of March 31, 2002 was considered satisfactory.

         At March 31, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                             ACTUAL
                                                   ------------------------
                                                                                MINIMUM
                                                                               REGULATORY
                                                   CONSOLIDATED      BANK     REQUIREMENT
                                                   ------------      ----     -----------

                Leverage capital ratios               13.29%         12.86%        4.00%
                Risk-based capital ratios:
                   Core capital                       15.49          14.99         4.00
                   Total capital                      16.74          16.24         8.00

         We raised approximately $10.6 million in capital through a public offering that closed on March 15, 2002. The capital raised from this offering provides a base for future growth.

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                   MARCH 31,     DECEMBER 31,
                                                     2002            2001
                                                   --------        --------
                                                    (DOLLARS IN THOUSANDS)
                                                   ------------------------

Cash and due from banks                            $  4,184        $  4,347
Federal funds sold                                   14,659           5,301
Securities                                           10,703           9,327
Loans, net                                          124,127         120,626
Premises and equipment                                  772             810
Other assets                                          4,616           4,500
                                                   --------        --------
                                                   $159,061        $144,911
                                                   ========        ========

Deposits                                           $137,552        $125,924
Securities sold under repurchase agreements             421             586
Other liabilities                                       801             983
Stockholders' equity                                 20,287          17,418
                                                   --------        --------
                                                   $159,061        $144,911
                                                   ========        ========

Our total assets increased by 9.76% for the first quarter of 2002. Deposit growth of $11,628,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our loan to deposit ratio has decreased to 90% at March 31, 2002 from 96% at December 31, 2001 as excess funds were temporarily invested in federal funds sold. Our total equity increased by year-to-date net income of $69,000 and proceeds from the issuance of common stock of $2,924,000, net of stock offering costs of $10,000 and decreased by unrealized losses on securities available-for-sale, net of tax, of $114,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Following is a summary of our operations for the periods indicated.

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                   ----------------------
                                    2002            2001
                                   ------          ------
                                    (DOLLARS IN THOUSANDS)
                                   ----------------------

Interest income                    $2,570          $2,453
Interest expense                    1,232           1,339
                                   ------          ------
Net interest income                 1,338           1,114
Provision for loan losses             157             115
Other income                          109              99
Other expense                       1,208             993
                                   ------          ------
Pretax income                          82             105
Income tax                             13              42
                                   ------          ------
Net income                         $   69          $   63
                                   ======          ======


Our net interest income has increased by $224,000 during the first quarter of 2002 as compared to the same period in 2001. Our net interest margin decreased to 3.66% during the first quarter of 2002 as compared to 4.49% for the first quarter of 2001 and 4.25% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due to the decrease in yields earned on loans that decreased 7.67% in the first quarter of 2002 as compared to 11.10% in the first quarter of 2001. The cost of funds has decreased as well as deposits have been able to be repriced as they matured. Our cost of funds decreased to 4.07% in the first quarter of 2002 as compared to 6.34% in the first quarter of 2001.

The provision for loan losses increased by $42,000 during the first quarter of 2002 as compared to the same period in 2001. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.34% at March 31, 2002 as compared to 1.25% at December 31, 2001.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2002 and 2001 is as follows:

                                                                                      MARCH 31,
                                                                                --------------------
                                                                                  2002          2001
                                                                                ------          ----

Nonaccrual loans                                                                $   13          $512
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                          0             0
Restructured loans                                                                 317             0
Potential problem loans                                                          2,348             0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                       6             9
Interest income that was recorded on nonaccrual and restructured loans               5             0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2002 and 2001 is as follows:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       -----------------------------
                                                                             2002            2001
                                                                       ---------------  ------------
                                                                            (DOLLARS IN THOUSANDS)
                                                                       -----------------------------

Average amount of loans outstanding                                    $      123,835  $      76,310
                                                                       ==============  =============

Balance of allowance for loan losses at beginning of period            $        1,532  $       1,106
                                                                       --------------  -------------

Loans charged off
   Commercial and financial                                                        --             --
   Real estate mortgage                                                            --             --
   Installment                                                                      4             --
                                                                       --------------  -------------
                                                                                    4             --
                                                                       --------------  -------------

Loans recovered
   Commercial and financial                                                        --             --
   Real estate mortgage                                                            --             --
   Installment                                                                     --             --
                                                                       --------------  -------------
                                                                                   --             --
                                                                       --------------  -------------

Net charge-offs                                                                     4             --
                                                                       --------------  -------------

Additions to allowance charged to operating expense during period                 157            115
                                                                       --------------  -------------

Balance of allowance for loan losses at end of period                  $        1,685  $       1,221
                                                                       ==============  =============

Ratio of net loans charged off during the period to
   average loans outstanding                                                      .01%            --%
                                                                       ==============  =============

Other income increased by $10,000 during the first quarter of 2002 as compared to the same period in 2001 due to an increase of $14,000 on income from life insurance policies.

Other expenses increased by $215,000 during the first quarter of 2002 as compared to the same period in 2001 due to increased salaries and employee benefits of $154,000, increased occupancy and equipment expenses of $1,000, and increased other operating expenses of $60,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 34 at March 31, 2002 from 28 at March 31, 2001 and to other annual salary increases. Occupancy and equipment expenses have remained stable. The increase in other operating expenses is primarily attributable to the overall growth of the Bank.

We have provided for income taxes at an effective tax rate of 16% for the first quarter of 2002 as compared to 40% for the first quarter of 2001. The decrease is due to the nontaxability of income from life insurance policies.

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


                               GBC BANCORP, INC.
                                 (Registrant)



DATE:  May 14, 2002                BY:   /s/ Larry D. Key
       ------------                     ---------------------------------------
                                   Larry D. Key, President and Chief
                                   Executive Officer


DATE:  May 14, 2002                BY:  /s/ John Hopkins
       ------------                    ----------------------------------------
                                   John Hopkins, Chief Financial Officer