Form 10QSB
period 2002-06-30
GBC BANCORP INC
filed 2002-08-13
CIK 1026231

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number: 333-19081

GBC Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2265327

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

165 Nash Street, Lawrenceville, Georgia 30045

(Address of principal executive offices)

(770) 995-0000

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2002: 1,711,083; $1 par value

Transitional Small Business Disclosure Format   Yes [  ] No [X]

GBC BANCORP, INC. AND SUBSIDIARY

INDEX

		Page

PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet - June 30, 2002	3

	Consolidated Statements of Income and Comprehensive Income - Three Months Ended June 30, 2002 and 2001 and Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	15

	Item 6 - Exhibits and Reports on Form 8-K	15

	Signatures	16

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(Unaudited)

Assets
Cash and due from banks	$2,908,464
Federal funds sold	8,295,000
Securities available-for-sale, at fair value	11,661,656
Loans	142,697,406
Less allowance for loan losses	1,891,611

Loans, net	140,805,795
Premises and equipment	723,934
Other assets	4,925,848

Total assets	$169,320,697

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$12,349,365
Interest-bearing	134,951,861

Total deposits	147,301,226
Securities sold under repurchase agreements	470,308
Other liabilities	959,750

Total liabilities	148,731,284

Commitments and contingencies
Stockholders’ equity
Common stock, par value $1; 3,000,000 shares authorized; 1,711,083 shares issued and outstanding	1,711,083
Capital surplus	18,068,980
Retained earnings	701,172
Accumulated other comprehensive income	108,178

Total stockholders’ equity	20,589,413

Total liabilities and stockholders’ equity	$169,320,697

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income
Loans	$2,630,086	$2,256,190	$5,005,443	$4,373,270
Taxable securities	160,999	177,099	303,479	336,795
Federal funds sold	42,473	69,541	94,757	245,727

Total interest income	2,833,558	2,502,830	5,403,679	4,955,792

Interest expense
Deposits	1,252,480	1,338,143	2,481,748	2,673,226
Securities sold under repurchase agreements	2,789	7,989	5,439	12,053

Total interest expense	1,255,269	1,346,132	2,487,187	2,685,279

Net interest income	1,578,289	1,156,698	2,916,492	2,270,513
Provision for loan losses	208,874	38,136	366,222	153,497

Net interest income after provision for loan losses	1,369,415	1,118,562	2,550,270	2,117,016

Other income
Service charges on deposit accounts	29,637	32,057	62,058	64,188
Other operating income	62,065	67,881	138,855	134,824

	91,702	99,938	200,913	199,012

Other expenses
Salaries and employee benefits	785,979	560,623	1,481,292	1,102,702
Equipment and occupancy expenses	221,735	227,788	443,040	447,949
Other operating expenses	244,271	238,555	535,440	469,787

	1,251,985	1,026,966	2,459,772	2,020,438

Income before income taxes	209,132	191,534	291,411	295,590
Income tax expense	71,660	72,844	85,162	114,355

Net income	137,472	118,690	206,249	181,235

Other comprehensive income (loss):
Unrealized gains (losses) on securities available- for-sale arising during period, net of tax	165,369	(24,015)	51,382	36,382

Comprehensive income	$302,841	$94,675	$257,631	$217,617

Basic earnings per share	$0.08	$0.12	$0.13	$0.19

Diluted earnings per share	$0.08	$0.12	$0.12	$0.18

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$206,249	$181,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	260,636	143,258
Provision for loan losses	366,222	153,497
Gain on sales of other real estate owned	—	(8,606)
(Increase) decrease in interest receivable	(155,927)	177,911
Increase (decrease) in interest payable	(85,947)	16,993
Decrease in taxes payable	(167,360)	(366,495)
Net other operating activities	(62,942)	(194,116)

Net cash provided by operating activities	360,931	103,677

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(4,566,854)	(7,510,064)
Proceeds from maturities of securities available-for-sale	2,307,395	7,091,702
Net (increase) decrease in federal funds sold	(2,994,000)	7,548,000
Net increase in loans	(20,546,374)	(19,868,302)
Proceeds from sales of other real estate owned	—	539,290
Purchase of premises and equipment	(175,035)	(210,385)

Net cash used in investing activities	(25,974,868)	(12,409,759)

FINANCING ACTIVITIES
Net increase in deposits	21,376,917	11,812,226
Net increase (decrease) in securities sold under repurchase agreements	(115,689)	609,569
Net proceeds from sale of common stock	2,913,693	—
Deferred stock offering costs	—	(89,998)
Net increase in subscription deposits	—	698,336

Net cash provided by financing activities	24,174,921	13,030,133

Net increase (decrease) in cash and due from banks	(1,439,016)	724,051
Cash and due from banks at beginning of period	4,347,480	4,111,520

Cash and due from banks at end of period	$2,908,464	$4,835,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,573,134	$2,668,286
Income taxes	$244,862	$480,850
NONCASH TRANSACTION
Principal balances of loans transferred to other real estate	$—	$526,393

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

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please see the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of June 30, 2002 was considered satisfactory.

At June 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	13.38%	12.86%	4.00%
Risk-based capital ratios:
Core capital	15.59	14.99	4.00
Total capital	16.84	16.24	8.00

We raised approximately $10.6 million in capital through a public offering that closed on March 15, 2002. The capital raised from this offering provides a base for future growth.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividend that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay us a $206,000 dividend without regulatory approval.

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30,
2002

Commitments to extend credit	$53,767,000
Letters of credit	1,345,000

$55,112,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2002	2001

	(Dollars in Thousands)
Cash and due from banks	$2,908	$4,347
Federal funds sold	8,295	5,301
Securities	11,662	9,327
Loans, net	140,806	120,626
Premises and equipment	724	810
Other assets	4,926	4,500

	$169,321	$144,911

Deposits	$147,301	$125,924
Securities sold under repurchase agreements	470	586
Other liabilities	960	983
Stockholders’ equity	20,590	17,418

	$169,321	$144,911

Our total assets increased by 17% for the first six months of 2002. Deposit growth of $21.4 million and proceeds from our common stock offering of $2.9 million was used to fund $20.1 million of loan growth with the remainder primarily invested in securities. Loan growth continued to be strong as our loan to deposit ratio has increased to 97% as of June 30, 2002 from 96% as of December 31, 2001. Our total equity increased by year-to-date net income of $206,000, proceeds from our common stock offering of $2.9 million, and increased unrealized gains of securities available-for-sale, net of tax, of $51,000.

Our securities portfolio, consisting of U.S. Agency and mortgage-backed securities, amounted to $11.7 million at June 30, 2002. Unrealized gains on securities amounted to $167,000 at June 30, 2002 as compared to an unrealized gain of $92,000 at December 31, 2001. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 74% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

The remaining 26% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital.

Results of Operations For The Three Months Ended June 30, 2002 and 2001 and for the Six Months Ended June 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Interest income	$2,834	$2,503
Interest expense	1,255	1,346

Net interest income	1,579	1,157
Provision for loan losses	209	38
Other income	91	100
Other expense	1,252	1,027

Pretax income	209	192
Income tax	72	73

Net income	$137	$119

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Interest income	$5,403	$4,956
Interest expense	2,487	2,685

Net interest income	2,916	2,271
Provision for loan losses	366	154
Other income	201	199
Other expense	2,460	2,020

Pretax income	291	296
Income tax	85	115

Net income	$206	$181

Our net interest income increased by $422,000 and $645,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin decreased to 3.85% during the first six months of 2002 as compared to 4.49% for the first six months of 2001 and 4.25% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in the net interest margin is due to the decrease in yields earned on loans that decreased to 7.73% in the first six months of 2002 as compared to 10.71% in the first six months of 2001. The cost of funds has decreased as well as deposits have been able to be repriced as they matured. Our cost of funds decreased to 4.01% in the first six months of 2002 as compared to 6.24% in the first six months of 2001.

The provision for loan losses increased by $171,000 and $212,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 2002 as compared to 1.25% at December 31, 2001.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,

	2002	2001

	(Dollars in Thousands)
Nonaccrual loans	$25	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3	216
Restructured loans	317	0
Potential problem loans	2,653	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	13	0
Interest income that was recorded on nonaccrual and restructured loans	10	0

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	$129,457	$81,651

Balance of allowance for loan losses at beginning of period	$1,532	$1,106

Loans charged off
Commercial and financial	$0	$0
Real estate construction	0	0
Installment	6	0
Other	0	0

	6	0

Loans recovered
Commercial and financial	0	0
Real estate construction	0	0
Installment	0	0

	0	0

Net charge-offs	6	0

Additions to allowance charged to operating expense during period	366	154

Balance of allowance for loan losses at end of period	$1,892	$1,260

Ratio of net loans charged off during the period to average loans outstanding	.01%	.00%

Other income remained virtually unchanged for the second quarter and first six months of 2002, respectively. Other income consists of service charges on deposit accounts, mortgage origination fees, and other miscellaneous fees.

Other expenses increased by $225,000 and $440,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Salaries and employee benefits have increased by $225,000 and $378,000 during these periods due to an increase in the number of full time equivalent employees to 36 as of June 30, 2002 from 32 as of June 30, 2001 and to other annual salary increases. Equipment and occupancy expenses have remained steady during these periods as branch operations have now been fully operational for a year. Other operating expenses have increased by $6,000 and $66,000 during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 29% for the first six months of 2002 as compared to 39% for the first six months of 2001. The decrease is due to the nontaxability of income from life insurance policies.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

PART II — OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on July 16, 2002.

(b)	The following directors were selected at the meeting to serve terms for the upcoming year:

James B. Ballard Jerry M. Boles W.H. Britt Richard F. Combs William G. Hayes	Douglas A. Langley Norris J. Nash Joseph J. Powell William S. Stanton, Jr. Larry D. Key

(c)	An amendment to the 1998 Stock Option Plan to increase the number of shares reserved for issuance from 180,000 shares to 400,000 shares was approved.

The shares represented at the meeting (1,149,013 or 67.15%) voted as follows:

	Proposal (b)	Proposal (c)
	# of	# of
	Shares	Shares

For	1,147,913	1,079,952
Against or withheld	1,100	69,061

Total	1,149,013	1,149,013

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

None.

     (b)  Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBC BANCORP, INC. (Registrant)

DATE: August 12, 2002	BY:	/s/ Larry D. Key Larry D. Key, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 12, 2002	BY:	/s/ John Hopkins John Hopkins, Chief Financial Officer (Principal Financial and Accounting Officer)