Form 10QSB
period 2002-09-30
GBC BANCORP INC
filed 2002-11-13
CIK 1026231

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-19081

GBC Bancorp, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2265327 (IRS Employer Identification No.)

165 Nash Street, Lawrenceville, Georgia 30045

(Address of principal executive offices)

(770) 995-0000

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2002: 1,711,083; $1 par value

Transitional Small Business Disclosure Format     Yes   ☐    No   ☒

GBC BANCORP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet — September 30, 2002	3
Consolidated Statements of Income and Comprehensive Income — Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Controls and Procedures	14
PART II. OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K	15
Signatures	16
Certifications	17

ITEM I -	PART I — FINANCIAL INFORMATION
FINANCIAL STATEMENTS

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)

Assets
Cash and due from banks	$4,380,565
Federal funds sold	10,700,000
Securities available-for-sale, at fair value	16,083,946
Loans	154,226,254
Less allowance for loan losses	2,041,801

Loans, net	152,184,453
Premises and equipment	665,006
Other assets	5,048,746

Total assets	$189,062,716

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$16,674,195
Interest-bearing	149,249,698

Total deposits	165,923,893
Securities sold under repurchase agreements	805,076
Other liabilities	1,346,909

Total liabilities	168,075,878

Commitments and contingencies
Stockholders’ equity
Common stock, par value $1; 3,000,000 shares authorized; 1,711,083 shares issued and outstanding	1,711,083
Capital surplus	18,068,980
Retained earnings	1,063,853
Accumulated other comprehensive income	142,922

Total stockholders’ equity	20,986,838

Total liabilities and stockholders’ equity	$189,062,716

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income
Loans	$2,798,064	$2,370,228	$7,803,507	$6,743,499
Taxable securities	157,651	145,770	461,130	482,565
Federal funds sold	39,842	96,077	134,599	341,804

Total interest income	2,995,557	2,612,075	8,399,236	7,567,868

Interest expense
Deposits	1,241,311	1,376,719	3,723,059	4,049,945
Repurchase agreements	4,237	9,146	9,676	21,199

Total interest expense	1,245,548	1,385,865	3,732,735	4,071,144

Net interest income	1,750,009	1,226,210	4,666,501	3,496,724
Provision for loan losses	145,090	92,703	511,312	246,200

Net interest income after
provision for loan losses	1,604,919	1,133,507	4,155,189	3,250,524

Other income
Service charges on deposit accounts	40,304	28,376	102,362	92,564
Gain on sale of loans	—	—	—	—
Other operating income	175,164	52,145	314,019	186,969

Total other income	215,468	80,521	416,381	279,533

Other expenses
Salaries and employee benefits	788,334	586,435	2,215,325	1,689,137
Equipment and occupancy expenses	229,911	240,464	672,951	688,414
Other operating expenses	252,462	249,444	842,203	719,231

Total other expenses	1,270,707	1,076,343	3,730,479	3,096,782

Net income before income taxes	549,680	137,685	841,091	433,275
Income tax expense	186,999	50,546	272,161	164,901

Net income	362,681	87,139	568,930	268,374

Other comprehensive income:
Unrealized gains on securities available-for-sale arising during period, net of tax	34,744	74,178	86,126	110,560

Comprehensive income	$397,425	$161,317	$655,056	$378,934

Basic earnings per share	$0.21	$0.09	$0.34	$0.28

Diluted earnings per share	$0.21	$0.09	$0.33	$0.27

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$568,930	$268,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	207,596	219,001
Provision for loan losses	511,312	246,200
Gain on sales of other real estate owned	—	(2,618)
(Increase) decrease in interest receivable	(36,518)	43,274
Decrease in interest payable	(102,716)	8,425
Increase in taxes payable	(184,400)	(409,949)
Net other operating activities	97,011	32,436

Net cash provided by operating activities	1,061,215	405,143

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(12,433,612)	(9,025,611)
Proceeds from maturities of securities available-for-sale	5,805,315	9,125,874
Net increase (decrease) in federal funds sold	(5,399,000)	14,486,000
Net increase in loans	(32,070,122)	(36,084,957)
Proceeds from sales of other real estate owned	—	533,092
Purchase of premises and equipment	(63,067)	(277,965)

Net cash used in investing activities	(44,160,486)	(21,243,567)

FINANCING ACTIVITIES
Net increase in deposits	39,999,584	18,430,585
Net increase in securities sold under repurchase agreements	219,079	381,794
Net proceeds from sale of common stock	2,913,693	--
Net increase in deferred stock offering costs	—	(184,492)
Net increase in subscription deposits	—	1,214,930

Net cash provided by financing activities	43,132,356	19,842,817

Net (increase) decrease in cash and due from banks	33,085	(995,607)
Cash and due from banks at beginning of period	4,347,480	4,111,520

Cash and due from banks at end of period	$4,380,565	$3,115,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,630,019	$4,062,719
Income taxes	$456,562	$574,850
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate	$—	$526,394

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

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Liquidity and Capital Resources

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of September 30, 2002 was considered satisfactory.

At September 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	11.95%	11.60%	4.00%
Risk-based capital ratios:
Core capital	12.74	12.36	4.00
Total capital	13.99	13.61	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2002

Commitments to extend credit	$53,912,000
Letters of credit	3,295,000

$57,207,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30,	December 31,
	2002	2001

	(Dollars in Thousands)
Cash and due from banks	$4,381	$4,347
Federal funds sold	10,700	5,301
Securities	16,084	9,327
Loans, net	152,184	120,626
Premises and equipment	665	810
Other assets	5,049	4,500

	$189,063	$144,911

Deposits	$165,924	$125,924
Securities sold under repurchase agreements	805	586
Other liabilities	1,347	983
Stockholders’ equity	20,987	17,418

	$189,063	$144,911

Our total assets increased by 30% for the first nine months of 2002. Deposit growth of $40 million and proceeds from our common stock offering of $2.9 million was used to fund $32 million of loan growth with the remainder primarily invested in securities. Loan growth continued to be strong as our loan to deposit ratio has decreased to 92 % as of September 30, 2002 from 96% as of December 31, 2001. The decrease in loan to deposit ratio has created additional liquidity. Our total equity increased by year-to-date net income of $569,000, proceeds from our common stock offering of $2.9 million, and increased unrealized gains of securities available-for-sale, net of tax, of $86,000.

Our securities portfolio, consisting of U.S. Agency and mortgage-backed securities, amounted to $16 million at September 30, 2002. Unrealized gains on securities amounted to $220,000 at September 30, 2002 as compared to an unrealized gain of $92,000 at December 31, 2001. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

Results of Operations For The Three Months Ended September 30, 2002 and 2001 and for the Nine Months Ended September 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended
	September 30,

	2002	2001

	(Dollars in Thousands)
Interest income	$2,996	$2,612
Interest expense	1,245	1,386

Net interest income	1,751	1,226
Provision for loan losses	145	93
Other income	215	81
Other expense	1,271	1,076

Pretax income	550	138
Income tax	187	51

Net income	$363	$87

	Nine Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Interest income	$8,399	$7,568
Interest expense	3,733	4,071

Net interest income	4,666	3,497
Provision for loan losses	511	246
Other income	416	279
Other expense	3,730	3,097

Pretax income	841	433
Income tax	272	165

Net income	$569	$268

Our net interest income increased by $525,000 and $1,169,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin decreased to 3.97% during the first nine months of 2002 as compared to 4.36% for the first nine months of 2001 and 4.25% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in the net interest margin is due to the decrease in yields earned on loans that decreased to 7.70% in the first nine months of 2002 as compared to 10.29% in the first nine months of 2001. The cost of funds has decreased as well as deposits have been able to be repriced as they matured. Our cost of funds decreased to 3.84% in the first nine months of 2002 as compared to 5.90% in the first nine months of 2001.

The provision for loan losses increased by $52,000 and $265,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.32% at September 30, 2002 as compared to 1.25% at December 31, 2001.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	September 30,

	2002	2001

	(Dollars in Thousands)
Nonaccrual loans	$58	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3	2
Restructured loans	0	0
Potential problem loans	2,884	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	3	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	$135,063	$87,358

Balance of allowance for loan losses at beginning of period	$1,532	$1,106

Loans charged off	0	0
Commercial and financial	0	0
Real estate construction	0	0
Installment	7	0
Other	0	0

	7	0

Loans recovered	0	0
Commercial and financial	0	0
Real estate construction	0	0
Installment	6	0

	6	0

Net charge-offs	1	0

Additions to allowance charged to operating expense during period	511	246

Balance of allowance for loan losses at end of period	$2,042	$1,352

Ratio of net loans charged off during the period to average loans outstanding	.01%	.00%

Other income increased by $134,000 and $265,000 for the third quarter and first nine months of 2002, respectively primarily due to the increase on premiums earned on SBA loans. Other income consists of service charges on deposit accounts, mortgage origination fees, premiums on SBA loans and other miscellaneous fees. The SBA activities commenced during the third quarter of 2002.

Other expenses increased by $195,000 and $633,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Salaries and employee benefits have increased by $202,000 and $526,000 during these periods due to an increase in the number of full time equivalent employees to 35 as of September 30, 2002 from 32 as of September 30, 2001 and to other annual salary increases. Equipment and occupancy expenses have remained steady during these periods as branch operations have now been fully operational for a year. Other operating expenses have increased by $3,000 and $123,000 during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 32% for the first nine months of 2002 as compared to 38% for the first nine months of 2001. The decrease is due to the nontaxability of income from life insurance policies.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBC BANCORP, INC.
(Registrant)

DATE:	November 12, 2002	BY:	/s/ Larry D. Key

Larry D. Key, President and Chief Executive Officer (Principal Executive Officer)

DATE:	November 12, 2002	BY:	/s/ John Hopkins

John Hopkins, Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Larry D. Key, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of GBC Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Larry D. Key Larry D. Key, President and C.E.O. (Principal Executive Officer)

I, John Hopkins, C.F.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of GBC Bancorp, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John Hopkins

John Hopkins, C.F.O. (Principal Financial and Accounting Officer)