Form 10KSB
period 2002-12-31
GBC BANCORP INC
filed 2003-03-27
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                  FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2002

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934.

             For the transition period from _________ to _________

                       Commission File Number: 333-19081

                               GBC BANCORP, INC.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

                GEORGIA                                 58-2265327
----------------------------------------    ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)


             165 Nash Street
         Lawrenceville, Georgia                             30045
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended December 31, 2002, were $12,107,683.

         The aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant as of March 15, 2003, was $19,538,470, based on a private sale price of $14.00 per share.

         There were 1,711,083 shares of the Registrant's common stock outstanding as of March 15, 2003.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2002 fiscal year end are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I............................................................................................................1

     ITEM 1.    DESCRIPTION OF BUSINESS...........................................................................1
     ITEM 2.    DESCRIPTION OF PROPERTY..........................................................................10
     ITEM 3.    LEGAL PROCEEDINGS................................................................................10
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................10
PART II..........................................................................................................10
     ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................10
     ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................................11
     ITEM 7.    FINANCIAL STATEMENTS.............................................................................25
     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............26
PART III.........................................................................................................26
     ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                OF THE EXCHANGE ACT..............................................................................26
     ITEM 10.   EXECUTIVE COMPENSATION...........................................................................26
     ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...26
     ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................27
     ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................................................27
     ITEM 14.   CONTROLS AND PROCEDURES..........................................................................27

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GBC BANCORP

         We were organized in August 1996 as a Georgia corporation for the purpose of acquiring all of the common stock of Gwinnett Banking Company, a Georgia bank that opened for business in October 1997 (the "Bank"). We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, and the Georgia Bank Holding Company Act.

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

INDUSTRY AND COMPETITION

         We believe that Gwinnett County has a very active and competitive banking market. The largest financial institutions serving Gwinnett County are Bank of America, Wachovia, N.A., SunTrust Bank, and SouthTrust Bank, N.A. The largest Gwinnett County based banks are The Brand Banking Company, Lawrenceville; Peoples Bank & Trust, Buford; and First Capital Bank, Norcross. There are approximately 16 financial institutions that have offices in the immediate vicinity of the main office of the Bank.

EMPLOYEES

         The Bank had 39 total employees as of March 15, 2003, all of whom were full-time employees. GBC Bancorp does not have any employees who are not also employees of the Bank.

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

         The Bank

         The Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department regulates all areas of the Bank's commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.

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

         Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2002, the Bank could pay a $499,000 dividend to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2002, GBC Bancorp's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.70% and 12.45%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. GBC Bancorp's leverage ratio as of December 31, 2002 was 10.90%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised GBC Bancorp's of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

         The Bank is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2002. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

         As of December 31, 2002, the Bank had the requisite capital levels to qualify as "well capitalized."

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

         The FDIC may terminate the insurance of the deposits of the Bank upon a finding that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or condition the FDIC has imposed.

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

         The Gramm-Leach-Bliley Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

         Anti-Terrorism Legislation

         In the wake of the tragic events of September 11th, 2001, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001. Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

         - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

         - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

         - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

         - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA Patriot Act, financial institutions had until April 25, 2002, to establish anti-money laundering programs. The USA Patriot Act sets forth minimum standards for these programs, including:

         -        the development of internal policies, procedures and controls;

         -        the designation of a compliance officer;

         -        an ongoing employee training program; and

         -        an independent audit function to test the programs.

         Pursuant to the mandate of the USA Patriot Act, the Secretary of the Treasury issued regulations effective April 24, 2002, applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

         In addition, the USA Patriot Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

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

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no public trading market for shares of our common stock and it is not likely that a public trading market will develop for our common stock in the future. There are no present plans for our common stock to be traded on any stock exchange or over-the-counter market. For the year ended December 31, 2002, there were approximately ten private trades of shares of our common stock.

         As of March 15, 2003, there were approximately 750 holders of our common stock.

         We have not paid any dividends to date. Under the Georgia Business Corporation Code, we may from time to time make distributions, including the payment of dividends, to our shareholders in money, indebtedness or other property (except our own shares) unless, after giving effect to such distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. We may also distribute our shares pro rata and without consideration to our shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend.

         Subject to certain conditions imposed by our regulators, we, as the sole holder of common stock of the Bank, are entitled to such dividends as may be declared from time to time by the Board of Directors of the Bank out of funds legally available therefor. Dividends paid may not exceed 50% of net profits after taxes for the previous fiscal year without prior approval of the Georgia Department of Banking and Finance. The Bank may not pay cumulative dividends on its common stock.

         In the absence of other activities conducted by us, our ability to pay dividends will depend upon the earnings of the Bank. However, we cannot assure the future payment of dividends, either in cash or in stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Gwinnett Banking Company, at December 31, 2002 and 2001 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

         We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in this Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

CRITICAL ACCOUNTING POLICIES

         We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002.

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

OVERVIEW

         Our 2002 results were highlighted by continued loan and deposit growth despite a downturn in the national and state economy. Our net income increased to $955,000, as compared to $418,000 in 2001, primarily due to an increase in our net interest income resulting from an increase in total loans while maintaining the net interest margin. We raised approximately $10.2 million in capital through a public offering that closed on March 15, 2002.

FINANCIAL CONDITION AT DECEMBER 31, 2002 AND 2001

         Following is a summary of our balance sheets for the years indicated:

                                           DECEMBER 31,
                                    ------------------------
                                      2002            2001
                                    --------        --------
                                     (Dollars in Thousands)
Cash and due from banks ........... $  3,360        $  4,347
Federal funds sold ................   10,827           5,301
Securities ........................   20,282           9,327
Loans, net ........................  157,992         120,626
Premises and equipment ............      626             810
Other assets ......................    5,119           4,500
                                    --------        --------

                                    $198,206        $144,911
                                    ========        ========

Total deposits .................... $174,784        $125,924
Repurchase agreements .............      541             586
Other liabilities .................    1,451             983
Stockholders' equity ..............   21,430          17,418
                                    --------        --------

                                    $198,206        $144,911
                                    ========        ========

         As of December 31, 2002, we had total assets of $198.21 million, an increase of 37% over December 31, 2001. Total interest-earning assets were $191.28 million at December 31, 2002, or 97% of total assets, as compared to 96% of total assets at December 31, 2001. Our primary interest-earning assets at December 31, 2002, were loans, which made up 84% of total interest-earning assets, as compared to 86% at December 31, 2001. Our loan to deposit ratio was 92% at December 31, 2002, as compared to 97% at December 31, 2001. Deposit growth of $48.86 million and net proceeds of $2.91 million received from our stock sale funded loan growth of $38.01 million and investment in federal funds and securities of $16.48 million.

         Our securities portfolio, consisting of U.S. Agency, State, County and Municipals and mortgage-backed securities, amounted to $20.28 million at December 31, 2002. Unrealized gains on securities amounted to $308,000 at December 31, 2002, as compared to an unrealized gain of $92,000 at December 31, 2001. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

         We have 77% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 75%-85% of the collateral value.

         The remaining 23% of the loan portfolio consists of commercial, consumer and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable.

         We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the credit worthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

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

         At December 31, 2002, we had loan commitments outstanding of $65.26 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase Federal funds from other financial institutions. At December 31, 2002, we had arrangements with four commercial banks for additional short-term advances of $17.10 million.

         At December 31, 2002, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased due to net income in 2002 of $955,000, net proceeds received from our common stock sale of $2.92 million and to an increase in other comprehensive income related to our securities of $143,375. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $499,000 dividend without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the holding company and the Bank as of December 31, 2002, are as follows:

                                                            ACTUAL
                                                      ---------------------        REGULATORY
                                                      CONSOLIDATED    BANK        REQUIREMENTS
                                                      ------------    -----       ------------

Leverage capital ratio.......................             10.90%      10.58%           5.00%
Risk-based capital ratios:
   Core capital..............................             12.45       12.09            6.00
   Total capital.............................             13.70       13.34           10.00

         At December 31, 2002, we had no material commitments for capital expenditures.

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

         Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                          2002              2001
                                                                       -----------      ------------

         Letters of credit.........................................    $ 3,732,872      $    910,190
         Commitments to extend credit..............................     66,067,474        40,306,684
                                                                       -----------      ------------
                                                                       $69,800,346      $ 41,216,874
                                                                       ===========      ============

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         Standby letters of credit are conditional commitments that we issue to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         The following is a summary of our operations for the years indicated.

                                        YEARS ENDED DECEMBER 31,
                                          2002            2001
                                        --------        --------
                                         (Dollars in Thousands)
Interest income ................        $ 11,430        $ 10,217
Interest expense ...............           5,009           5,423
                                        --------        --------

Net interest income ............           6,421           4,794

Provision for loan losses ......             644             426
Other income ...................             678             388
Other expenses .................           5,044           4,171
                                        --------        --------

Pretax income ..................           1,411             585
                                        --------        --------
Income taxes ...................             456             167
                                        --------        --------

Net income .....................        $    955        $    418
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

         Our net yield on average interest-earning assets was 3.90% in 2002, as compared to 4.25% in 2001. Average loans increased by $45.56 million that accounted for the most significant change in the $51.75 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $39.85 million, with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 6.94% in 2002 from 9.05% in 2001. The rate paid on average interest-bearing liabilities decreased to 3.63% in 2002 from 5.57% in 2001. The decrease in net yield was due primarily to the falling rate environment experienced during 2002. As our interest-bearing liabilities mature and are repriced, we expect to see our net yield increase.

         Provision for Loan Losses

         The provision for loan losses was $644,000 in 2002, as compared to $426,000 in 2001. The amounts provided were due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. We had $1,800 in net charge-offs in 2002, as compared to no charge-offs in 2001. As of December 31, 2002, we had $446,000 of nonperforming loans or assets, as compared to none at December 31, 2001. Through our fourth full year of operations, we have incurred no significant loan losses. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans at December 31, 2002, was 1.36%, as compared to 1.25% at December 31, 2001.

         Other Income

         Other income consists of service charges on deposit accounts, mortgage loan origination fees and other miscellaneous revenue and fees. Other income increased to $678,000 in 2002 from $388,000 in 2001. This increase is due to an increase in service charges on deposit accounts of $11,000, an increase in mortgage loan origination fees of $45,000, an increase in income recognized on life insurance policies of $58,000 and an increase in gain on sale of loans of $152,000.

         Other Expenses

         Other expenses were $5.04 million in 2002, as compared to $4.17 million in 2001, an increase of $873,000. Salaries and employee benefits increased by $688,000 due to an increase in the number of full time employees to 36 from 30 and other annual salary increases primarily attributable to our executive officers. Equipment and occupancy expenses decreased by $12,000, due primarily to decreased depreciation of furniture and fixtures and to decreased in janitorial expenses. Other operating expenses increased by $196,000, due primarily to a $10,000 increase in data processing costs, increased directors' fees of $15,000, increased professional and consulting expense of $105,000 and a $66,000 increase in other operating costs. The overall increase in other expenses is primarily attributable to the growth of the Bank.

         Income Tax

         We have reported income tax expense for 2002 of $456,000, as compared to $167,000 in 2001. Our effective income tax rate was 32% in 2002, as compared to 29% for 2001.

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

         At December 31, 2002, our cumulative one year interest rate-sensitivity gap ratio was 124%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                                           AFTER            AFTER
                                                                           THREE             ONE
                                                                           MONTHS          YEAR BUT
                                                           WITHIN            BUT            WITHIN           AFTER
                                                           THREE           WITHIN            FIVE            FIVE
                                                           MONTHS         ONE YEAR          YEARS            YEARS           TOTAL
                                                          --------        --------         --------         --------        --------
                                                                         (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold ..........................        $ 10,827        $      0         $      0         $      0        $ 10,827
     Securities ..................................           2,101               0                0           18,181          20,282
     Loans .......................................         134,243          10,346           14,574            1,281         160,444
                                                          --------        --------         --------         --------        --------

                                                           147,171          10,346           14,574           19,462         191,553
                                                          --------        --------         --------         --------        --------

Interest-bearing liabilities:
     Interest-bearing demand deposits ............          30,245               0                0                0          30,245
     Savings .....................................           9,383               0                0                0           9,383
     Certificates, less than $100,000 ............          10,955          36,018           20,662              159          67,794
     Certificates, $100,000 and over .............          12,997          26,478           13,112            1,485          54,072
     Repurchase agreements .......................             541               0                0                0             541
                                                          --------        --------         --------         --------        --------

                                                            64,121          62,496           33,774            1,644         162,035
                                                          --------        --------         --------         --------        --------

Interest rate sensitivity gap ....................        $ 83,050        $(52,150)        $(19,200)        $ 17,818        $ 29,518
Cumulative interest rate sensitivity gap .........        $ 83,050        $ 30,900         $ 11,700         $ 29,518
                                                          ========         ========         ========        ========
Interest rate sensitivity gap ratio ..............            2.30              .17              .43           11.84
                                                          ========         ========         ========        ========
Cumulative interest rate sensitivity gap ratio ...            2.30             1.24             1.07            1.19
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

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

         The condensed average balance sheet for the years indicated is presented below. (1)

                                                        YEARS ENDED DECEMBER 31,
                                                          2002             2001
                                                        --------         --------
                                                         (Dollars in Thousands)
                   ASSETS

Cash and due from banks ........................        $  2,994         $  2,547
Securities .....................................          12,670            9,492
Securities valuation account ...................              81               64
Federal funds sold .............................          11,436            8,427
Loans (2) ......................................         140,512           94,951
Allowance for loan losses ......................          (1,847)          (1,271)
Other assets ...................................           5,520            4,683
                                                        --------         --------
                                                        $171,366         $118,893
                                                        ========         ========

Total interest-earning assets ..................        $164,618         $112,870
                                                        ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing demand ................        $ 13,294         $ 10,578
     Interest-bearing demand ...................          23,912           10,270
     Savings ...................................           9,952            8,035
     Time ......................................         102,801           78,532
                                                        --------         --------
              Total deposits ...................         149,959          107,415

     Repurchase agreements .....................             583              559
     Other liabilities .........................           1,112              960
                                                        --------         --------
              Total liabilities ................         151,654          108,934
     Stockholders' equity ......................          19,712            9,959
                                                        --------         --------
                                                        $171,366         $118,893
                                                        ========         ========

     Total interest-bearing liabilities..........       $137,248         $ 97,396
                                                        ========         ========

(1) For each category, average balances were determined using the daily average balances during the year.
(2) The average balance of nonaccrual loans included in average loans for 2002 and 2001 was $126,000 and $108,000, respectively.

INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                        YEARS ENDED DECEMBER 31,
                                                                   2002                          2001
                                                          -------------------------     ----------------------
                                                                            AVERAGE                    AVERAGE
                                                          INTEREST            RATE      INTEREST         RATE
                                                          --------          -------     --------       -------
                                                                        (Dollars in Thousands)
INTEREST INCOME:
     Interest and fees on loans (1) ...............        $10,606            7.55%     $ 9,236          9.73%
     Interest on securities .......................            641            5.06          618          6.51
     Interest on federal funds sold ...............            183            1.60          363          4.31
                                                           -------                      -------
     Total interest income ........................         11,430            6.94       10,217          9.05
                                                           -------                      -------

INTEREST EXPENSE:
     Interest on interest-bearing
       demand deposits ............................            546            2.28          352          3.43
     Interest on savings deposits .................            261            2.62          330          4.11
     Interest on time deposits ....................          4,189            4.07        4,716          6.01
     Interest on repurchase agreements ............             13            2.23           25          4.37
     Total interest expense .......................          5,009            3.65        5,423          5.57
                                                           -------                      -------

NET INTEREST INCOME  .............................         $ 6,421                      $ 4,794
                                                           =======                      =======

       Net interest spread..........................                          3.29%                      3.48%
       Net yield on average interest-earning assets..                         3.90%                      4.25%
                                                                              ====                       ====

(1) Interest and fees on loans includes $1,705,000 and $1,271,000 of loan fee income for the years ended December 31, 2002 and 2001, respectively. There was no interest income recognized on nonaccrual loans during 2002 or 2001.

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

                                                                    YEARS ENDED DECEMBER 31,
                                                                         2002 VS. 2001
                                                                        CHANGES DUE TO:
                                                              RATE          VOLUME         TOTAL
                                                            -------         ------        -------
                                                                    (Dollars in Thousands)
Increase (decrease) in:
     Income from interest-earning assets:
     Interest and fees on loans ....................        $(2,385)        $3,755        $ 1,370
     Interest on securities ........................           (151)           174             23
     Interest on federal funds sold ................           (280)           100           (180)
                                                            -------         ------        -------
              Total interest income ................         (2,816)         4,029          1,213
                                                            -------         ------        -------

     Expense from interest-bearing liabilities:
     Interest on interest-bearing
       demand deposits .............................           (137)           331            194
     Interest on savings deposits ..................           (136)            67            (69)
     Interest on time deposits .....................         (1,755)         1,228           (527)
     Interest on repurchase agreements .............            (13)             1            (12)
                                                            -------         ------        -------
              Total interest expense ...............         (2,041)         1,627            414
                                                            -------         ------        -------

              Net interest income ..................        $  (775)        $2,402        $ 1,627
                                                            =======         ======        =======

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                              DECEMBER 31,
                                                          2002            2001
                                                        --------        --------
                                                         (Dollars in Thousands)
Mortgage-backed securities .....................        $ 11,563        $  2,242
U.S. Government agencies .......................           6,076           7,085
State, County & Municipal ......................           2,643               0
                                                        --------        --------
                                                        $ 20,282        $  9,327
                                                        ========        ========

MATURITIES

         The amounts of securities, including the weighted average yield in each category as of December 31, 2002, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

                                                                     AFTER ONE THROUGH         AFTER FIVE THROUGH
                                          ONE YEAR OR LESS                FIVE YEARS                TEN YEARS
                                         ------------------         -------------------     ------------------------
                                         AMOUNT    YIELD(1)         AMOUNT     YIELD(1)      AMOUNT         YIELD(1)
                                         ------    --------         ------     --------     --------        --------
Mortgage-backed securities..........     $   0        --             $  0         --        $  4,315          4.72%
U.S. Government agencies............         0        --                0         --           6,076          4.99
State, County & Municipal...........         0        --                0         --           1,020          3.58

                                         -----                       ----                   --------
                                         $   0        --             $  0         --        $ 11,411          4.76%
                                         =====                       ====                   ========


                                                       AFTER TEN YEARS                          TOTAL
                                                 ---------------------------          --------------------------
                                                   AMOUNT           YIELD(1)            AMOUNT          YIELD(1)
                                                 ---------          --------          ---------         --------
Mortgage-backed securities................       $   7,248            4.09%           $  11,563           4.33%
U.S.  Government agencies.................               0            0.00%               6,076           4.99
State, County & Municipal.................           1,623            3.69                2,643           3.65
                                                 ---------                            ---------
                                                 $   8,871            4.02%           $  20,282           4.44%
                                                 =========                            =========

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

LOAN PORTFOLIO

         Types of Loans

         The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

                                                              DECEMBER 31,
                                                         2002              2001
                                                      ---------         ---------
                                                         (Dollars in Thousands)
Commercial ...................................        $  31,946         $  31,534
Construction loans secured by real estate ....           84,547            56,859
Commercial loans secured by real estate ......           37,983            27,902
Consumer installment loans and other .........            5,690             5,863
                                                      ---------         ---------
                                                        160,166           122,158
Less allowance for loan losses ...............           (2,174)           (1,532)
                                                      ---------         ---------
              Net loans ......................        $ 157,992         $ 120,626
                                                      =========         =========

         Maturities and Sensitivities of Loans to Changes in Interest Rates

         Total loans as of December 31, 2002, are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                                       (Dollars in Thousands)
          Commercial:
                   One year or less..................      $ 55,646
                   After one through five years......        12,974
                   After five years..................         1,309
                                                           --------
                                                             69,929

          Construction:
                   One year or less..................        84,083
                   After one through five years......           464
                   After five years..................             0
                                                           --------
                                                             84,547

          Other:
                   One year or less..................         4,582
                   After one through five years......         1,105
                   After five years..................             3
                                                           --------
                                                              5,690

                                                           $160,166
                                                           ========

         The following table summarizes loans at December 31, 2002, with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                      (Dollars in Thousands)

          Predetermined interest rates................       $ 1,384
          Floating or adjustable interest rates.......        14,471
                                                             -------
                                                             $15,855
                                                             =======

         Risk Elements

         Information with respect to nonaccrual, past due, and restructured loans at December 31, 2002 and 2001 is as follows:

                                                                      DECEMBER 31,
                                                                  2002            2001
                                                                  ----            ----
                                                                 (Dollars in Thousands)
Nonaccrual loans .....................................            $446            $  0
Loans contractually past due ninety
     days or more as to interest or
     principal payments and still accruing ...........               0              50
Restructured loans ...................................               0               0
Potential problem loans ..............................               0               0
Interest income that would have been recorded
     on nonaccrual and restructured loans under
     original terms ..................................               8               6
Interest income that was recorded on
     nonaccrual and restructured loans ...............               0               0

         Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than 90 days, or to be restructured.

         It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when:

         - there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and

         - the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

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

                                                         YEARS ENDED DECEMBER 31,
                                                          2002             2001
                                                        --------         --------
                                                          (Dollars in Thousands)
Average amount of loans outstanding ............        $140,512         $ 94,951
                                                        ========         ========

Balance of allowance for loan losses
     at beginning of year ......................        $  1,532         $  1,106
                                                        --------         --------

Loans charged off:
     Commercial and financial ..................               7                0
     Real estate mortgage ......................               0                0
     Installment ...............................               0                0
                                                        --------         --------
                                                               7                0
                                                        --------         --------

Loans recovered:
     Commercial and financial ..................               5                0
     Real estate mortgage ......................               0                0
     Installment ...............................               0                0
                                                        --------         --------
                                                               5                0
                                                        --------         --------

Net charge-offs ................................               2                0
                                                        --------         --------

Additions to allowance charged to operating
     expense during year .......................             644              426
                                                        --------         --------

Balance of allowance for loan losses
     at end of year ............................        $  2,174         $  1,532
                                                        ========         ========

Ratio of net loans charged off during the
year to average loans outstanding ..............             .01%              0%
                                                        ========         ========

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

         As of December 31, 2002, and 2001, the allocation of our allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                         PERCENT OF LOANS IN                   PERCENT OF LOANS IN
                                                            EACH CATEGORY                         EACH CATEGORY
                                               AMOUNT      TO TOTAL LOANS         AMOUNT         TO TOTAL LOANS
                                               ------    -------------------      ------       -------------------
                                                                     (Dollars in Thousands)
Commercial...................................  $  296           20                  $411               26%
Construction loans secured by real estate....   1,268           53                   820               47
Commercial loans secured by real estate......     554           24                   200               15
Consumer installment loans and other.........      57            3                   101               12
                                                -----          ---                ------              ---
                                               $2,175          100%               $1,532              100%
                                                =====          ===                ======              ===

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                                   YEARS ENDED DECEMBER 31,
                                                        2002                                     2001
                                                ----------------------                 -----------------------
                                                AMOUNT         PERCENT                 AMOUNT          PERCENT
                                                ------         -------                 ------          -------
                                                                     (Dollars in Thousands)
Noninterest-bearing demand deposits........  $ 13,294            0.00%                 $ 10,578          0.00%
Interest-bearing demand deposits...........    23,912            2.28                    10,270          3.43
Savings deposits...........................     9,952            2.62                     8,035          4.11
Time deposits..............................   102,801            4.07                    78,532          6.01
                                              -------                                   -------
                                             $149,959                                  $107,415
                                              =======                                   =======

         (1) Average balances were determined using the daily average balances.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002, are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months, and over 12 months.

                                              (Dollars in Thousands)

         Three months or less..................      $12,997
         Over three through six months.........       11,256
         Over six through twelve months........       15,222
         Over twelve months....................       14,597
                                                      ------
                  Total........................      $54,072
                                                      ======

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the years indicated is presented below.

                                         YEARS ENDED
                                         DECEMBER 31,
                                       2002        2001
                                     -------      ------

Return on assets (1) ...............    0.56%     0.35%
Return on equity (2) ...............    4.84      4.20
Dividend payout ratio (3) ..........    0.00      0.00
Equity to assets ratio (4) .........   11.50      8.38

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE NO.
                                                                                                                --------
Independent Auditor's Report ..............................................................................        F-1

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 .................................        F-2

Consolidated Statements of Income for the Years Ended December 31, 2002 and December 31, 2001 .............        F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002 and
     December 31, 2001.....................................................................................        F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002 and
     December 31, 2001.....................................................................................        F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and December 31, 2001 .........        F-6

Notes to Consolidated Financial Statements ................................................................        F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement used in connection with the Company's 2003 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with the Company's 2003 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information set forth under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" in the Proxy Statement used in connection with the Company's 2003 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with the Company's 2003 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B.

      EXHIBIT
       NUMBER                            DESCRIPTION
      -------     --------------------------------------------------------------

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

         3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement on Form SB-2, as amended, Registration No. 333-52494).

         4.1 Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         10.1 1998 Stock Option Plan (filed as Exhibit 99 to the Registration Statement on Form S-8 Registration Statement filed in July 25, 2002.)

         10.2     Director Deferred Stock Unit Plan.

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

         21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

         23.1     Consent of Mauldin & Jenkins, LLC.

         99.1     Proxy Materials and Proxy for 2002 Annual Shareholders'
                  Meeting.

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K filed in the fourth quarter of 2001:  None.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

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

                               Date:  March 15, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                SIGNATURE                                                    TITLE
                ---------                                                    -----
/s/ Larry D. Key                                     President, Chief Executive Officer and Chairman of the
--------------------------------------------         Company and the Bank
Larry D. Key

/s/ John T. Hopkins III                              Executive Vice President, Chief Financial Officer,
--------------------------------------------         Secretary and Treasurer of the Company and the Bank
John T. Hopkins III

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

/s/ Douglas A. Langley                               Director of the Company and the Bank
--------------------------------------------
Douglas A. Langley

/s/ Norris J. Nash                                   Director of the Company and the Bank
--------------------------------------------
Norris J. Nash

/s/ J. Joseph Powell                                 Director of the Company and the Bank
--------------------------------------------
J. Joseph Powell

/s/ William S. Stanton, Jr.                          Director of the Company and the Bank
--------------------------------------------
William S. Stanton, Jr.

                                 CERTIFICATIONS

I, Larry D. Key, certify that:

         1. I have reviewed this annual report on Form 10-KSB of GBC Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 15, 2003



/s/ Larry D. Key

Larry D. Key
Chief Executive Officer

                                 CERTIFICATIONS

I, John T. Hopkins, III, certify that:

         1. I have reviewed this annual report on Form 10-KSB of GBC Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 15, 2003



/s/ John T. Hopkins, III

John T. Hopkins, III
Chief Financial Officer

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2002

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                                        PAGE

INDEPENDENT AUDITOR'S REPORT........................................................................................     F-1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS....................................................................................     F-2
     CONSOLIDATED STATEMENTS OF INCOME..............................................................................     F-3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ...............................................................     F-4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ...............................................................     F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................................     F-6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................................  F-7-23

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA

                  We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                    /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
February 27, 2003

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                    2002                2001
                                                                                ------------        ------------
                                     ASSETS

Cash and due from banks                                                         $  3,360,345        $  4,347,480
Federal funds sold                                                                10,827,000           5,301,000
Securities available-for-sale                                                     20,282,371           9,327,376

Loans                                                                            160,166,104         122,157,943
Less allowance for loan losses                                                     2,174,339           1,532,300
                                                                                ------------        ------------
          Loans, net                                                             157,991,765         120,625,643

Premises and equipment                                                               625,548             809,535
Other assets                                                                       5,118,949           4,500,319
                                                                                ------------        ------------

          TOTAL ASSETS                                                          $198,205,978        $144,911,353
                                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                                         $ 13,390,690        $ 11,241,302
    Interest-bearing                                                             161,392,763         114,683,007
                                                                                ------------        ------------
           Total deposits                                                        174,783,453         125,924,309
    Securities sold under repurchase agreements                                      541,214             585,997
    Other liabilities                                                              1,451,388             982,958
                                                                                ------------        ------------
          TOTAL LIABILITIES                                                      176,776,055         127,493,264
                                                                                ------------        ------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
       1,711,083 and 1,502,216 issued and outstanding, respectively                1,711,083           1,502,216
    Capital surplus                                                               18,068,979          15,364,153
    Retained earnings                                                              1,449,690             494,924
    Accumulated other comprehensive income                                           200,171              56,796
                                                                                ------------        ------------

          TOTAL STOCKHOLDERS' EQUITY                                              21,429,923          17,418,089
                                                                                ------------        ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $198,205,978        $144,911,353
                                                                                ============        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                              2002               2001
                                                                          -----------        -----------
INTEREST INCOME
    Loans, including fees                                                 $10,605,682        $ 9,235,601
    Taxable securities                                                        636,047            617,828
    Nontaxable securities                                                       5,093                 --
    Federal funds sold                                                        182,760            363,241
                                                                          -----------        -----------
          TOTAL INTEREST INCOME                                            11,429,582         10,216,670
                                                                          -----------        -----------

INTEREST EXPENSE
      Deposits                                                              4,996,652          5,398,383
      Other borrowings                                                         12,656             24,388
                                                                          -----------        -----------
           TOTAL INTEREST EXPENSE                                           5,009,308          5,422,771
                                                                          -----------        -----------

          NET INTEREST INCOME                                               6,420,274          4,793,899
PROVISION FOR LOAN LOSSES                                                     643,850            426,116
                                                                          -----------        -----------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               5,776,424          4,367,783
                                                                          -----------        -----------

OTHER INCOME
    Service charges on deposit accounts                                       140,965            129,953
    Other operating income                                                    537,136            258,446
                                                                          -----------        -----------
          TOTAL OTHER INCOME                                                  678,101            388,399
                                                                          -----------        -----------

OTHER EXPENSES
    Salaries and employee benefits                                          3,032,720          2,344,811
    Equipment and occupancy expenses                                          902,631            914,358
    Other operating expenses                                                1,108,336            911,977
                                                                          -----------        -----------
          TOTAL OTHER EXPENSES                                              5,043,687          4,171,146
                                                                          -----------        -----------

          INCOME BEFORE INCOME TAXES                                        1,410,838            585,036

INCOME TAX EXPENSE                                                            456,072            166,689
                                                                          -----------        -----------

                    NET INCOME                                            $   954,766        $   418,347
                                                                          ===========        ===========

BASIC EARNINGS PER SHARE                                                  $      0.57        $      0.44
                                                                          ===========        ===========

DILUTED EARNINGS PER SHARE                                                $      0.55        $      0.42
                                                                          ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                            2002             2001
                                                                         ----------        --------
NET INCOME                                                               $  954,766        $418,347

OTHER COMPREHENSIVE INCOME:

        Unrealized holding gains on securities
            available-for-sale arising during period, net of
            tax of $72,973 and $39,136                                      143,375          63,853
                                                                         ----------        --------

COMPREHENSIVE INCOME                                                     $1,098,141        $482,200
                                                                         ==========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                    ACCUMULATED
                                               COMMON STOCK                                            OTHER             TOTAL
                                       -------------------------       CAPITAL         RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                         SHARES       PAR VALUE        SURPLUS         EARNINGS    INCOME (LOSS)        EQUITY
                                       ----------    -----------    -------------     ----------   -------------    ------------
BALANCE, DECEMBER 31, 2000               951,580     $  951,580     $  8,540,327      $   76,577     $  (7,057)     $  9,561,427
    Net income                                --             --               --         418,347            --           418,347
    Issuance of common stock             550,636        550,636        7,158,268              --            --         7,708,904
    Stock offering costs                      --             --         (334,442)             --            --          (334,442)
    Other comprehensive income                --             --               --              --        63,853            63,853
                                       ---------     ----------     ------------      ----------     ---------      ------------
BALANCE, DECEMBER 31, 2001             1,502,216      1,502,216       15,364,153         494,924        56,796        17,418,089
    Net income                                --             --               --         954,766            --           954,766
    Issuance of common stock             208,867        208,867        2,715,269              --            --         2,924,136
    Stock offering costs                      --             --          (10,443)             --            --           (10,443)
    Other comprehensive income                --             --               --              --       143,375           143,375
                                       ---------     ----------     ------------      ----------     ---------      ------------
BALANCE, DECEMBER 31, 2002             1,711,083     $1,711,083     $ 18,068,979      $1,449,690     $ 200,171      $ 21,429,923
                                       =========     ==========     ============      ==========     =========      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                           2002                 2001
                                                                                       ------------         ------------
OPERATING ACTIVITIES
    Net income                                                                         $    954,766         $    418,347
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                        273,588              289,366
        Deferred income taxes                                                              (342,077)            (133,232)
        Gain on sale of other real estate owned                                                  --               (2,618)
        Gain on sale of loans                                                              (152,277)                  --
        Provision for loan losses                                                           643,850              426,116
        (Increase) decrease in interest receivable                                         (102,865)             120,383
        Decrease in interest payable                                                        (73,692)              (5,052)
        Increase (decrease) in income taxes payable                                          97,887             (364,929)
        Net other operating activities                                                      197,574              150,806
                                                                                       ------------         ------------

              Net cash provided by operating activities                                   1,496,754              899,187
                                                                                       ------------         ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                          (18,601,825)          (9,525,611)
    Proceeds from maturities of securities available-for-sale                             7,863,178            9,340,074
    Net (increase) decrease in federal funds sold                                        (5,526,000)          12,504,000
    Net increase in loans                                                               (37,857,695)         (49,826,809)
    Purchase of premises and equipment                                                      (89,601)            (324,857)
    Proceeds from sale of other real estate owned                                                --              533,092
    Purchase of life insurance policies                                                          --             (933,000)
                                                                                       ------------         ------------

            Net cash used in investing activities                                       (54,211,943)         (38,233,111)
                                                                                       ------------         ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                             48,859,144           29,578,334
    Net increase (decrease) in securities sold under repurchase agreements                  (44,783)             585,997
    Proceeds from sale of common stock                                                    2,924,136            7,708,904
    Stock offering costs                                                                    (10,443)            (303,351)
                                                                                       ------------         ------------

            Net cash provided by financing activities                                    51,728,054           37,569,884
                                                                                       ------------         ------------

Net increase (decrease) in cash and due from banks                                         (987,135)             235,960

Cash and due from banks at beginning of year                                              4,347,480            4,111,520
                                                                                       ------------         ------------

Cash and due from banks at end of year                                                 $  3,360,345         $  4,347,480
                                                                                       ============         ============

SUPPLEMENTAL DISCLOSURES
      Cash paid for:
            Interest                                                                   $  5,083,000         $  5,427,823

            Income taxes                                                               $    700,262         $    664,850

NONCASH TRANSACTION
    Principal balances of loans transferred to other real estate owned                 $         --         $    526,394

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

                  BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

                     The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

                     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

                  CASH, DUE FROM BANKS AND CASH FLOWS

                     For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, and securities sold under repurchase agreements are reported net.

                     The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $299,000 and $185,000 at December 31, 2002 and 2001.

                  SECURITIES

                     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect.

                     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  LOANS

                     Loans are reported at their outstanding principal balances less deferred fees and the allowance for loan losses. Interest income is accrued on the principal balance.

                     Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the estimated life of the loans using a method which approximates a level yield.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

                     The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

                     The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

                     The Company originates and sells participations in certain loans. Gains are recognized at the time the sale is consummated. The amount of gain recognized on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan. Losses are recognized at the time the loan is identified as held for sale and the loan's carrying value exceeds its fair value.

                  PREMISES AND EQUIPMENT

                     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  OTHER REAL ESTATE OWNED

                     Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The was no other real estate owned at either December 31, 2002 or 2001.

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

                  STOCK COMPENSATION PLAN

                     At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                             2002             2001
                                                                                        ----------      ----------
                     Net income, as reported                                            $  954,766      $  418,347
                     Deduct: Total stock-based employee compensation
                           expense determined under fair value based
                           method for all awards, net of related tax effects              (105,672)       (107,041)
                                                                                        ----------      ----------
                     Pro forma net income                                               $  849,094      $  311,306
                                                                                        ==========      ==========
                     Earnings per share:
                        Basic - as reported                                             $      .57      $     0.44
                                                                                        ==========      ==========
                        Basic - pro forma                                               $      .51      $     0.33
                                                                                        ==========      ==========
                        Diluted - as reported                                           $      .55      $     0.42
                                                                                        ==========      ==========
                        Diluted - pro forma                                             $      .49      $     0.32
                                                                                        ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  ACCOUNTING STANDARDS

                     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTE 2. SECURITIES

                  The amortized cost and fair value of securities are summarized as follows:

                                                                            GROSS          GROSS
                                                            AMORTIZED     UNREALIZED     UNREALIZED         FAIR
                                                              COST          GAINS          LOSSES           VALUE
                                                           -----------    ----------    ------------     -----------
                     SECURITIES AVAILABLE-FOR-SALE
                        DECEMBER 31, 2002:
                        U.S. GOVERNMENT AND
                           AGENCY SECURITIES               $ 5,995,516    $  81,054     $         --     $ 6,076,570
                        STATE AND MUNICIPAL                  2,642,170        1,011              (44)      2,643,137
                        MORTGAGE-BACKED SECURITIES          11,336,730      225,934               --      11,562,664
                                                           -----------    ---------     ------------     -----------
                                                           $19,974,416    $ 307,999     $        (44)    $20,282,371
                                                           ===========    =========     ============     ===========

                        December 31, 2001:
                        U.S. Government and
                           agency securities               $ 6,990,696    $  96,064     $     (1,684)    $ 7,085,076
                        Mortgage-backed securities           2,245,073          431           (3,204)      2,242,300
                                                           -----------    ---------     ------------     -----------
                                                           $ 9,235,769    $  96,495     $     (4,888)    $ 9,327,376
                                                           ===========    =========     ============     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Securities with a carrying value of $3,038,090 and $2,551,225 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                  The amortized cost and fair value of securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty, Therefore, these securities are not included in the maturity categories in the following summary.

                                                         AMORTIZED         FAIR
                                                           COST            VALUE
                                                        -----------     -----------
                     Due from five to ten years         $ 7,015,167     $ 7,096,542
                     Due after ten years                  1,622,519       1,623,165
                     Mortgage-backed securities          11,336,730      11,562,664
                                                        -----------     -----------
                                                        $19,974,416     $20,282,371
                                                        ===========     ===========

NOTE 3. LOANS

                  The composition of loans is summarized as follows:

                                                                                                  DECEMBER 31,
                                                                                       --------------------------------
                                                                                            2002               2001
                                                                                       -------------      -------------
                         Commercial                                                    $  31,945,581      $  31,534,171
                         Commercial loans secured by real estate                          37,983,404         27,901,411
                         Construction loans secured by real estate                        84,828,691         57,050,303
                         Consumer installment and other                                    5,689,558          5,863,010
                                                                                       -------------      -------------
                                                                                         160,447,234        122,348,895
                         Deferred fees                                                      (281,130)          (190,952)
                         Allowance for loan losses                                        (2,174,339)        (1,532,300)
                                                                                       -------------      -------------
                         Loans, net                                                    $ 157,991,765      $ 120,625,643
                                                                                       =============      =============

                     Changes in the allowance for loan losses are as follows:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------
                                                                                            2002               2001
                                                                                       -------------      -------------

                     Balance, beginning of year                                        $   1,532,300      $   1,106,184
                        Provision for loan losses                                            643,850            426,116
                        Loans charged off                                                     (6,911)                --
                        Recoveries of loans previously charged off                             5,100                 --
                                                                                       -------------      -------------
                       Balance, end of year                                            $   2,174,339      $   1,532,300
                                                                                       =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The total recorded investment in impaired loans, consisting solely of loans on nonaccrual status, was $445,774 and $0 at December 31, 2002 and 2001, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2002 and 2001. The average recorded investment in impaired loans for 2002 and 2001 was $125,823 and $107,800, respectively.
                  Interest income recognized on impaired loans for cash payments received was not material for the years ended 2002 and 2001.

                  Loans past due ninety days or more and still accruing interest were $-0- and $50,000 at December 31, 2002 and 2001, respectively.

                  In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 are as follows:

                     Balance, beginning of year                    $ 5,692,112
                        Advances                                     3,514,463
                        Repayments                                  (3,109,824)
                                                                   -----------
                     Balance, end of year                          $ 6,096,751
                                                                   ===========

NOTE 4. PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                                 DECEMBER 31,
                                                                                       --------------------------------
                                                                                           2002                2001
                                                                                       -------------      -------------
                     Equipment                                                         $   1,414,132      $   1,328,351
                     Leasehold improvements                                                  320,635            316,815
                                                                                       -------------      -------------
                                                                                           1,734,767          1,645,166
                     Accumulated depreciation                                             (1,109,219)          (835,631)
                                                                                       -------------      -------------
                                                                                       $     625,548      $     809,535
                                                                                       =============      =============

NOTE 5. DEPOSITS

                  The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $54,071,984 and $42,165,973, respectively. The Company had brokered certificates of deposit at December 31, 2002 and 2001 of $3,597,604 and $0, respectively. The scheduled maturities of time deposits at December 31, 2002 are as follows:

                     2003                                                               $ 86,408,170
                     2004                                                                 21,919,773
                     2005                                                                  8,546,206
                     2006                                                                  2,812,025
                     2007                                                                  2,079,861
                                                                                        ------------
                                                                                        $121,766,035
                                                                                        ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

                  Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2002 and 2001 were $541,214 and $585,997, respectively.

NOTE 7. DEFERRED COMPENSATION PLANS

                  The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officers. The balance of the policy cash surrender values included in other assets at December 31, 2002 and 2001 is $3,053,719 and $2,911,868, respectively. Income recognized on the policies amounted to $141,851 and $84,084 for the years ended December 31, 2002 and 2001, respectively. Deferred compensation liability and expense recognized as of and for the years ended December 31, 2002 and 2001 amounted to $122,621 and $0, respectively.

                  Effective January 1, 2001, the Company established a "Deferred Stock Unit" plan in which members of the Board of Directors and Executive Officers may choose to receive "deferred fee units" as consideration for their directors' fees in lieu of cash. The deferred fee units assigned to the members equal the number of shares of common stock that could be purchased at the fair market value with the amount of fees deferred. The units will be settled in cash when the member terminates service as a director or there is a change in control of the Company at the fair market value of the Company's common stock. The member may receive a lump sum cash payment for the value of the units or defer cash payments for a period of up to ten years. At December 31, 2002 and 2001, 14,559 and 6,730 units, respectively, have been assigned to the members under this plan. The fair market value of the units included in other liabilities amounted to $203,800 and $94,200 at December 31, 2002 and 2001, respectively. The units are not considered to be potential common shares.

NOTE 8. INCOME TAXES

                  Income tax expense consists of the following:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                       -------------      -------------
                                                                                            2002               2001
                                                                                       -------------      -------------
                     Current                                                           $     798,149      $     299,921
                     Deferred                                                               (342,077)          (133,232)
                                                                                       -------------      -------------
                             Income tax expense                                        $     456,072      $     166,689
                                                                                       =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

                  The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------
                                                                                           2002                2001
                                                                                       -------------      -------------
                     Income taxes at statutory rate                                    $     479,684      $     198,912
                     Nontaxable interest and other income                                    (49,507)                --
                     Other                                                                    25,895            (32,223)
                                                                                       -------------      -------------
                     Income tax expense                                                $     456,072      $     166,689
                                                                                       =============      =============

                     The components of deferred income taxes are as follows:

                                                                                                 DECEMBER 31,
                                                                                       --------------------------------
                                                                                            2002               2001
                                                                                       -------------      -------------
                     Deferred tax assets:
                       Loan loss reserves                                              $     738,573      $     495,169
                       Loan fees                                                             106,150             72,057
                       Preopening and organization expenses                                       --             59,333
                       Depreciation                                                           21,798             21,137
                       Deferred compensation                                                 123,252                 --
                                                                                       -------------      -------------
                                                                                             989,773            647,696
                                                                                       -------------      -------------

                       Deferred tax liabilities, securities available-for-sale               107,784             34,811
                                                                                       -------------      -------------
                       Net deferred tax assets                                         $     881,989      $     612,885
                                                                                       =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. RELATED PARTY TRANSACTIONS AND LEASES

                  The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The Company also leases its branch facilities under a noncancelable operating lease from a third party. The initial lease term is for five years with the monthly rental payment increasing every year by 3%. The lease also includes two five-year extension terms. Both lease agreements require the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitments under the leases at December 31, 2002 are due as follows:

                         During the next five years                                                     $   1,990,680
                         During the remaining term of the leases                                            2,009,497
                                                                                                        -------------
                                                                                                        $   4,000,177
                                                                                                        =============

                       Total rental expense is summarized as follows:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                                            2002             2001
                                                                                       --------------   -------------
                         GBC Properties, LLC                                           $      286,596   $     286,596
                         Other third parties                                                  117,865         111,743
                                                                                       --------------   -------------
                                                                                       $      404,461   $     398,339
                                                                                       ==============   =============

NOTE 10. STOCK COMPENSATION PLAN

                  The Company has reserved 398,500 shares of common stock for issuance to employees and directors under an incentive stock option plan. The options granted are exercisable at a price equal to fair value on the date of grant and expire ten years from the grant date.

                  Other pertinent information related to the options is as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                           2002                     2001
                                                                 -----------------------   -----------------------
                                                                               WEIGHTED-                 Weighted-
                                                                                AVERAGE                   Average
                                                                               EXERCISE                  Exercise
                                                                   NUMBER       PRICE        Number       Price
                                                                 ----------   ----------   ----------   ----------
                     Under option, beginning of year               186,000    $   10.00      186,000    $   10.00
                        Granted                                     76,325        14.00           --           --
                        Exercised                                       --                        --           --
                        Terminated                                      --                        --           --
                                                                 ---------                 ---------
                     Under option, end of year                     262,325        11.16      186,000        10.00
                                                                 =========                 =========
                     Exercisable, end of year                      224,163        10.68      186,000        10.00
                                                                 =========                 =========

                     Weighted average fair value of
                        options granted during the year                            4.45                        --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Information pertaining to options outstanding at December 31, 2002 is as follows:

                                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                              ----------------------------------------------  ------------------------------
                                                                WEIGHTED-
                                                                 AVERAGE        WEIGHTED-                       WEIGHTED-
                                                                REMAINING        AVERAGE                         AVERAGE
                           RANGE OF              NUMBER        CONTRACTUAL       EXERCISE        NUMBER         EXERCISE
                       EXERCISE PRICES         OUTSTANDING         LIFE           PRICE        EXERCISABLE        PRICE
                   -------------------------  --------------  ---------------  -------------  --------------  --------------
                       $10.00 - $14.00           262,325         8 years        $   11.16         224,163       $   10.68

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                           YEAR ENDED
                                                                                                          DECEMBER 31,
                                                                                                              2002
                                                                                                         ---------------
                        Dividend yield                                                                               0%
                        Expected life                                                                          10 years
                        Expected volatility                                                                       0.01%
                        Risk-free interest rate                                                                   3.86%

NOTE 11. EARNINGS PER SHARE

                  Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------
                                                                                           2002                2001
                                                                                       -------------      -------------
                     Basic Earnings Per Share:
                     Weighted average common shares outstanding                            1,680,884            956,106
                                                                                       =============      =============

                     Net income                                                        $     954,766      $     418,347
                                                                                       =============      =============

                     Basic earnings per share                                          $         .57      $         .44
                                                                                       =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------
                                                                                           2002                2001
                                                                                       -------------      -------------
                     Diluted Earnings Per Share:
                        Weighted average common shares outstanding                         1,680,884            956,106
                        Net effect of the assumed exercise of stock
                           options based on the treasury stock method
                           using average market prices for the year                           53,143             29,750
                                                                                       -------------      -------------
                        Total weighted average common shares and
                           common stock equivalents outstanding                            1,734,027            985,856
                                                                                       =============      =============

                        Net income                                                     $     954,766      $     418,347
                                                                                       =============      =============

                        Diluted earnings per share                                     $         .55      $         .42
                                                                                       =============      =============

NOTE 12. COMMITMENTS AND CONTINGENCIES

                  LOAN COMMITMENTS

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

                                                                                                DECEMBER 31,
                                                                                       --------------------------------
                                                                                            2002              2001
                                                                                       -------------      -------------
                     Letters of credit                                                 $   3,732,872      $     910,190
                     Commitments to extend credit                                         66,067,474         40,306,684
                                                                                       -------------      -------------
                                                                                       $  69,800,346      $  41,216,874
                                                                                       =============      =============

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

                  CONTINGENCIES

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

                  Seventy-seven percent the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Company does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $4,750,000.

NOTE 14. REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, approximately $499,000 of dividends could be declared without regulatory approval.

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

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

                  As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                             TO BE WELL
                                                                                       FOR CAPITAL       CAPITALIZED UNDER
                                                                                        ADEQUACY         PROMPT CORRECTIVE
                                                                   ACTUAL               PURPOSES         ACTION PROVISIONS
                                                            ---------------------  --------------------  -------------------
                                                             AMOUNT      RATIO      AMOUNT      RATIO     AMOUNT     RATIO
                                                            ----------  ---------  ----------  --------  ----------  -------
                                                                                (DOLLARS IN THOUSANDS)
                                                            ----------------------------------------------------------------
                     DECEMBER 31, 2002:
                     TOTAL CAPITAL TO RISK WEIGHTED ASSETS:
                        CONSOLIDATED                        $  23,362     13.70%   $  13,640        8%   $     N/A      N/A
                        BANK                                $  22,785     13.34%   $  13,640        8%   $  17,050      10%
                     TIER I CAPITAL TO RISK WEIGHTED
                     ASSETS:
                        CONSOLIDATED                        $  21,230     12.45%   $   6,820        4%   $     N/A      N/A
                        BANK                                $  20,611     12.09%   $   6,820        4%   $  10,230       6%
                     TIER I CAPITAL TO AVERAGE ASSETS:
                        CONSOLIDATED                        $  21,230     10.90%   $   7,789        4%   $     N/A      N/A
                        BANK                                $  20,611     10.58%   $   7,789        4%   $   9,737       5%

                     December 31, 2001:
                     Total Capital to Risk Weighted Assets:
                        Consolidated                        $  18,893     14.89%   $  10,148        8%   $     N/A      N/A
                        Bank                                $  18,744     14.78%   $  10,148        8%   $  12,685      10%
                     Tier I Capital to Risk Weighted
                     Assets:
                        Consolidated                        $  17,361     13.69%   $   5,074        4%   $     N/A      N/A
                        Bank                                $  17,212     13.54%   $   5,074        4%   $   7,611       6%
                     Tier I Capital to Average Assets:
                        Consolidated                        $  17,361     12.61%   $   5,508        4%   $     N/A      N/A
                        Bank                                $  17,212     12.50%   $   5,508        4%   $   6,885       5%

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                                DECEMBER 31, 2002                  December 31, 2001
                                                         --------------------------------   --------------------------------
                                                            CARRYING           FAIR            Carrying           Fair
                                                             AMOUNT           VALUE             Amount           Value
                                                         ---------------  ---------------   ---------------  ---------------
                      FINANCIAL ASSETS:
                         Cash, due from banks,
                            and federal funds sold       $   14,187,345   $   14,187,345    $    9,648,480   $    9,648,480
                         Securities available-for-sale       20,282,371       20,282,371         9,327,376        9,327,376
                         Loans                              157,991,765      162,163,000       120,625,643      123,217,887
                         Accrued interest receivable            982,359          982,359           879,494          879,494

                      FINANCIAL LIABILITIES:
                         Deposits                           174,783,453      177,000,000       125,924,309      127,503,961
                         Accrued interest payable               461,392          461,392           535,084          535,084
                         Securities sold under
                            repurchase agreements               541,214          541,214           585,997          585,997

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                            ---------------------------------
                                                                                                  2002              2001
                                                                                            ---------------   ---------------
                         Other operating income:
                            Mortgage origination fees                                       $      151,235    $      106,064
                            Gain on sale of loans                                                  152,277               -
                            Income on life insurance policies                                      141,851            84,084

                         Other operating expenses:
                            Professional and consulting                                            214,938           110,027
                            Data processing                                                        143,221           133,016

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets, statements of income and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 2002 and 2001.

                            CONDENSED BALANCE SHEETS

                                                                                                2002                2001
                                                                                          --------------     ---------------
                      ASSETS
                         Cash                                                             $      585,370     $       136,157
                         Investment in subsidiary                                             20,810,778          17,268,813
                         Other assets                                                             33,775              13,119
                                                                                          --------------     ---------------

                            Total assets                                                  $   21,429,923     $    17,418,089
                                                                                          ==============     ===============

                              TOTAL STOCKHOLDERS' EQUITY                                  $   21,429,923     $    17,418,089
                                                                                          ==============     ===============

                         CONDENSED STATEMENTS OF INCOME

                                                                                                2002               2001
                                                                                          -------------       --------------
                      INTEREST INCOME                                                     $      19,365       $       23,173

                      EXPENSES, OTHER                                                            89,693               16,000
                                                                                          -------------       --------------

                             INCOME (LOSS) BEFORE INCOME TAX
                                 EXPENSE (BENEFIT) AND EQUITY IN
                                 UNDISTRIBUTED EARNINGS OF SUBSIDIARY                           (70,328)               7,173

                      INCOME TAX EXPENSE (BENEFIT)                                              (26,504)               2,707
                                                                                          -------------       --------------

                             INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
                                 EARNINGS OF SUBSIDIARY                                         (43,824                4,466

                      EQUITY IN UNDISTRIBUTED EARNINGS
                         OF SUBSIDIARY                                                          998,590              413,881
                                                                                          -------------       --------------

                              NET INCOME                                                  $     954,766       $      418,347
                                                                                          =============       ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               2002              2001
                                                                                         ---------------   ----------------
                     OPERATING ACTIVITIES
                        Net income                                                       $     954,766     $      418,347
                        Adjustments to reconcile net income to net
                           cash provided by (used in) operating activities:
                           Equity in undistributed earnings of subsidiary                     (998,590)          (413,881)
                           Net other operating activities                                      (20,656)            70,112
                                                                                         -------------     --------------

                               Net cash provided by (used in) operating activities             (64,480)            74,578
                                                                                         -------------     --------------

                     INVESTING ACTIVITIES
                        Investment in subsidiary                                            (2,400,000)        (7,600,000)
                                                                                         -------------     --------------

                               Net cash used in investing activities                        (2,400,000)        (7,600,000)
                                                                                         -------------     --------------

                     FINANCING ACTIVITIES
                        Proceeds from sale of common stock                                   2,924,136          7,708,904
                        Stock offering costs                                                   (10,443)          (303,351)
                                                                                         -------------     --------------

                               Net cash provided by financing activities                     2,913,693          7,405,553
                                                                                         -------------     --------------

                     Net increase (decrease) in cash                                           449,213           (119,869)

                     Cash at beginning of year                                                 136,157            256,026
                                                                                         -------------     --------------

                     Cash at end of year                                                 $     585,370     $      136,157
                                                                                         =============     ==============