Form 10QSB
period 2003-03-31
GBC BANCORP INC
filed 2003-05-13
CIK 1026231

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-19081

                                GBC Bancorp, Inc.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                            58-2265327
-------------------------------                         ------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                              --------------------
                           (Issuer's telephone number)

                                       N/A
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2003: 1,711,083; $1 par value

Transitional Small Business Disclosure Format       Yes[ ] No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET - MARCH 31, 2003...........................   3

              CONSOLIDATED STATEMENTS OF INCOME AND
               COMPREHENSIVE INCOME - THREE MONTHS ENDED
               MARCH 31, 2003 AND 2002..............................................   4

              CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
               MONTHS ENDED MARCH 31, 2003 AND 2002.................................   5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................   6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   7

           ITEM 3.  CONTROLS AND PROCEDURES.........................................  13

PART II.   OTHER INFORMATION

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  14

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................  14

           SIGNATURES...............................................................  15

                         PART I - FINANCIAL INFORMATION
ITEM I -                     FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                 ASSETS
Cash and due from banks                                                         $       4,650,493
Federal funds sold                                                                      9,970,000
Securities available-for-sale, at fair value                                           19,675,730

Loans                                                                                 167,134,870
Less allowance for loan losses                                                          2,335,457
                                                                                -----------------
          Loans, net                                                                  164,799,413

Premises and equipment                                                                    575,599
Other assets                                                                            5,109,523
                                                                                -----------------

          TOTAL ASSETS                                                          $     204,780,758
                                                                                =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing                                                         $      15,468,992
    Interest-bearing                                                                  165,922,526
                                                                                -----------------
          TOTAL DEPOSITS                                                              181,391,518
Securities sold under repurchase agreements                                               328,641
Other liabilities                                                                       1,290,642
                                                                                -----------------
          TOTAL LIABILITIES                                                           183,010,801
                                                                                -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      1,711,083 shares issued and outstanding                                           1,711,083
    Capital surplus                                                                    18,068,979
    Retained earnings                                                                   1,854,868
    Accumulated other comprehensive income                                                135,027
                                                                                -----------------
          TOTAL STOCKHOLDERS' EQUITY                                                   21,769,957
                                                                                -----------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     204,780,758
                                                                                =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                       ------------------------------------------------

                                                                               2003                       2002
                                                                       --------------------       ---------------------
INTEREST INCOME
    Loans                                                              $          2,870,450       $           2,375,357
    Taxable securities                                                              162,829                     142,480
    Nontaxable securities                                                            24,156
    Federal funds sold                                                               19,408                      52,284
                                                                       --------------------       ---------------------
              TOTAL INTEREST INCOME                                               3,076,843                   2,570,121
                                                                       --------------------       ---------------------

INTEREST EXPENSE
    Deposits                                                                      1,192,083                   1,229,268
    Repurchase agreements                                                             4,001                       2,650
                                                                       --------------------       ---------------------
              TOTAL INTEREST EXPENSE                                              1,196,084                   1,231,918
                                                                       --------------------       ---------------------

              NET INTEREST INCOME                                                 1,880,759                   1,338,203
PROVISION FOR LOAN LOSSES                                                           167,720                     157,348
                                                                       --------------------       ---------------------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                                         1,713,039                   1,180,855
                                                                       --------------------       ---------------------

OTHER INCOME
    Service charges on deposit accounts                                              37,178                      32,421
    Other operating income                                                          254,956                      76,790
                                                                       --------------------       ---------------------
              TOTAL OTHER INCOME                                                    292,134                     109,211
                                                                       --------------------       ---------------------

OTHER EXPENSES
    Salaries and employee benefits                                                  844,030                     695,313
    Equipment and occupancy expenses                                                222,993                     221,305
    Other operating expenses                                                        332,972                     291,170
                                                                       --------------------       ---------------------
              TOTAL OTHER EXPENSES                                                1,399,995                   1,207,788
                                                                       --------------------       ---------------------

              NET INCOME BEFORE INCOME TAXES                                        605,178                      82,278

INCOME TAX EXPENSE                                                                  200,000                      13,502
                                                                       --------------------       ---------------------

              NET INCOME                                                            405,178                      68,776
                                                                       --------------------       ---------------------

OTHER COMPREHENSIVE INCOME :
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax                          (65,144)                   (113,987)
                                                                       --------------------       ---------------------

              COMPREHENSIVE INCOME                                     $            340,034       $             (45,211)
                                                                       ====================       =====================

BASIC EARNINGS PER SHARE                                               $               0.24       $                0.04
                                                                       ====================       =====================

DILUTED EARNINGS PER SHARE                                             $               0.23       $                0.04
                                                                       ====================       =====================

CASH DIVIDENDS PER SHARE                                               $                  -       $                   -
                                                                       ====================       =====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    (UNAUDITED)

                                                                                    2003                        2002
                                                                            ---------------------      ----------------------
OPERATING ACTIVITIES
    Net income                                                              $             405,178      $               68,776
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                                       65,190                      68,311
        Provision for loan losses                                                         167,720                     157,348
        (Increase) decrease in interest receivable                                         64,841                      (3,562)
        Decrease in interest payable                                                      (40,309)                    (71,413)
        Increase (decrease) in taxes payable                                               65,416                        (460)
        Net other operating activities                                                   (216,243)                   (156,157)
                                                                            ---------------------      ----------------------

              Net cash provided by operating activities                                   511,793                      62,843
                                                                            ---------------------      ----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                         (1,998,938)                 (1,555,290)
    Proceeds from maturities of securities available-for-sale                           2,515,410                           -
    Net (increase) decrease in federal funds sold                                         857,000                  (9,358,000)
    Net increase in loans                                                              (6,975,368)                 (3,658,821)
    Purchase of premises and equipment                                                    (15,241)                    (30,551)
                                                                            ---------------------      ----------------------

          Net cash used in investing activities                                        (5,617,137)                (14,602,662)
                                                                            ---------------------      ----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                            6,608,065                  11,627,484
    Net decrease in securities sold under repurchase agreements                          (212,573)                   (164,721)
    Net proceeds from sale of common stock                                                      -                   2,913,695
                                                                            ---------------------      ----------------------

          Net cash provided by financing activities                                     6,395,492                  14,376,458
                                                                            ---------------------      ----------------------

Net (increase) decrease in cash and due from banks                                      1,290,148                    (163,361)

Cash and due from banks at beginning of period                                          3,360,345                   4,347,480
                                                                            ---------------------      ----------------------

Cash and due from banks at end of period                                    $           4,650,493      $            4,184,119
                                                                            =====================      ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for :

                  Interest                                                  $           1,155,775      $            1,303,331

                  Income taxes                                              $             219,073      $               13,962

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

                  The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.           STOCK COMPENSATION PLAN

                  At March 31, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------
                                                                         2003                2002
                                                                   ------------------  -----------------
Net income, as reported                                            $         405,178   $        68,776
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                                                 (314,337)         (105,672)
                                                                   -----------------   ---------------
Pro forma net income (loss)                                        $          90,841   $       (36,896)
                                                                   =================   ===============
Earnings (losses) per share:
   Basic - as reported                                             $             .24   $           .04
                                                                   =================   ===============
   Basic - pro forma                                               $             .05   $          (.02)
                                                                   =================   ===============
   Diluted - as reported                                           $             .23   $           .04
                                                                   =================   ===============
   Diluted - pro forma                                             $             .05   $          (.02)
                                                                   =================   ===============

NOTE 3.           CURRENT ACCOUNTING DEVELOPMENTS

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency needs category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of March 31, 2003 was considered satisfactory.

At March 31, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                       ACTUAL
                                             --------------------------
                                                                                 MINIMUM
                                                                                REGULATORY
                                             CONSOLIDATED         BANK          REQUIREMENT
                                             ------------         ----          -----------
Leverage capital ratios                         10.94%            10.63%             4.00%
Risk-based capital ratios:
   Core capital                                 12.04             11.70              4.00
   Total capital                                13.29             12.95              8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                                         MARCH 31,
                                                                           2003
                                                                    -------------------
Commitments to extend credit                                        $        73,409,954
Letters of credit                                                             4,779,205
                                                                    -------------------
                                                                    $        78,189,159
                                                                    ===================

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                           MARCH 31,         DECEMBER 31,
                                                             2003                2002
                                                       ----------------    -----------------
                                                              (DOLLARS IN THOUSANDS)
                                                       -------------------------------------
Cash and due from banks                                $         4,650     $          3,360
Federal funds sold                                               9,970               10,827
Securities                                                      19,676               20,282
Loans, net                                                     164,799              157,992
Premises and equipment                                             576                  626
Other assets                                                     5,110                5,119
                                                       ----------------    ----------------
                                                       $       204,781     $        198,206
                                                       ================    ================

Deposits                                               $       181,391     $        174,784
Securities sold under repurchase agreements                        329                  541
Other liabilities                                                1,291                1,451
Stockholders' equity                                            21,770               21,430
                                                       ---------------     ----------------
                                                       $       204,781     $        198,206
                                                       ===============     ================

Our total assets increased by 3.32% for the first quarter of 2003. Deposit growth of $6,607,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our loan to deposit ratio has only increased to 92.14% at March 31, 2003 from 90.39% at December 31, 2002. Our total equity increased by year-to-date net income of $405,000 and decreased by unrealized losses on securities available-for-sale, net of tax, of $65,000.

Our securities portfolio, consisting of U.S. Agency, mortgage-backed securities and state, county and municipals, amounted to $19,676 million at March 31, 2003. Unrealized gains on securities amounted to $217,000 at March 31, 2003 as compared to an unrealized gain of $308,000 at December 31, 2002. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 75% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

The remaining 25% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Following is a summary of our operations for the periods indicated.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                     --------------------------------------
                                                             2003               2002
                                                     ------------------  ------------------
                                                             (DOLLARS IN THOUSANDS)
                                                     --------------------------------------
Interest income                                      $           3,077   $           2,570
Interest expense                                                 1,196               1,232
                                                     -----------------   -----------------
Net interest income                                              1,881               1,338
Provision for loan losses                                          168                 157
Other income                                                       292                 109
Other expense                                                    1,400               1,208
                                                     -----------------   -----------------
Pretax income                                                      605                  82
Income tax                                                         200                  13
                                                     -----------------   -----------------
Net income                                           $             405   $              69
                                                     =================   =================

Our net interest income has increased by $543,000 during the first quarter of 2003 as compared to the same period in 2002. Our net interest margin increased to 3.93% during the first quarter of 2003 as compared to 3.66% for the first quarter of 2002 and 3.89% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans. The increase in net interest margin is due to the decrease in cost of funds. The cost of funds has decreased as deposits have been able to be repriced as they matured. Our cost of funds decreased to 2.98% in the first quarter of 2003 as compared to 4.07% in the first quarter of 2002.

The provision for loan losses increased by $11,000 during the first quarter of 2003 as compared to the same period in 2002. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.40% at March 31, 2003 as compared to 1.31% at December 31, 2002.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2003 and 2002 is as follows:

                                                                                                  MARCH 31,
                                                                                      ---------------------------------
                                                                                            2003              2002
                                                                                      ---------------    --------------
Nonaccrual loans                                                                      $         1,087    $           13
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         0                 0
Restructured loans                                                                                  0                 0
Potential problem loans                                                                         2,818             2,348
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                     15                 6
Interest income that was recorded on nonaccrual and restructured loans                              0                 0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2003 and 2002 is as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                    --------------------------------------
                                                                                           2003                2002
                                                                                    ------------------   -----------------
                                                                                            (DOLLARS IN THOUSANDS)
                                                                                    --------------------------------------
Average amount of loans outstanding                                                 $          164,405   $         123,835
                                                                                    ==================   =================

Balance of allowance for loan losses at beginning of period                         $            2,174   $           1,532
                                                                                    ------------------   -----------------

Loans charged off
   Commercial and financial                                                                          6                   -
   Real estate mortgage                                                                                                  -
   Installment                                                                                                           4
                                                                                    ------------------   -----------------
                                                                                                     6                   4
                                                                                    ------------------   -----------------

Loans recovered
   Commercial and financial                                                                                              -
   Real estate mortgage                                                                                                  -
   Installment                                                                                                           -
                                                                                    ------------------   -----------------
                                                                                                     -                   -
                                                                                    ------------------   -----------------

Net charge-offs                                                                                      6                   4
                                                                                    ------------------   -----------------

Additions to allowance charged to operating expense during period                                  167                 157
                                                                                    ------------------   -----------------

Balance of allowance for loan losses at end of period                               $            2,335   $           1,685
                                                                                    ==================   =================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                       .01                 .01%
                                                                                    ==================   =================

Other income increased by $183,000 during the first quarter of 2003 as compared to the same period in 2002 due to an increase of $170,000 from premiums on sell of SBA loans and $7,000 in mortgage loan fees.

Other expenses increased by $192,000 during the first quarter of 2003 as compared to the same period in 2002 due to increased salaries and employee benefits of $149,000 and increased other operating expenses of $42,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 39 at March 31, 2003 from 34 at March 31, 2002 and to other annual salary increases. Occupancy and equipment expenses have remained stable. The increase in other operating expenses is primarily attributable to the overall growth of the Bank.

We have provided for income taxes at an effective tax rate of 33% for the first quarter of 2003 as compared to 16% for the first quarter of 2002. The increase is due to higher pretax income in 2003.

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

                        GBC BANCORP, INC.
                          (Registrant)

DATE: May 13, 2003           BY: /s/ Larry D. Key
                                 -----------------------------------------------
                             Larry D. Key, President and Chief Executive Officer

DATE: May 13, 2003           BY: /s/ John Hopkins
                                 ----------------------------------------------
                             John Hopkins, Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                              /s/ Larry D. Key
                                              ----------------------------------
                                              Larry D. Key, President and C.E.O.
                                              (Principal Executive Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                    /s/ John Hopkins
                                    ----------------------------------------
                                    John Hopkins, C.F.O.
                                    (Principal Financial and Accounting Officer)