Form 10QSB
period 2003-06-30
GBC BANCORP INC
filed 2003-08-13
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003
                                                    ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-50265

                                GBC Bancorp, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

            Georgia                                           58-2265327
            -------                                           ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                  165 NASH STREET, LAWRENCEVILLE, GEORGIA 30045
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (770) 995-0000
                           --------------------------
                           (Issuer's telephone number)

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

Yes  [X]         No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2003: 1,711,083; $1 par value

Transitional Small Business Disclosure Format       Yes  [ ]   No   [X]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - JUNE 30, 2003 .........................   3

            CONSOLIDATED STATEMENTS OF INCOME AND
               COMPREHENSIVE INCOME - THREE MONTHS ENDED JUNE 30, 2003 AND 2002
               AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 .....................   4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX
               MONTHS ENDED JUNE 30, 2003 AND 2002 .............................   5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ...   9

         ITEM 3.  CONTROLS AND PROCEDURES ......................................  16

PART II. OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  17

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .............................  17

         SIGNATURES ............................................................  18

                         PART I - FINANCIAL INFORMATION
ITEM I -                     FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                  ASSETS

Cash and due from banks                                  $      4,268,403
Federal funds sold                                              4,150,000
Securities available-for-sale, at fair value                   17,376,219

Loans                                                         191,284,517
Less allowance for loan losses                                  2,681,533
                                                         ----------------
       Loans, net                                             188,602,984

Premises and equipment                                            530,115
Other assets                                                    7,414,311
                                                         ----------------

       TOTAL ASSETS                                      $    222,342,032
                                                         ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Noninterest-bearing                                    $     20,420,128
  Interest-bearing                                            177,281,272
                                                         ----------------
       TOTAL DEPOSITS                                         197,701,400
Securities sold under repurchase agreements                       613,241
Other liabilities                                               1,752,867
                                                         ----------------
       TOTAL LIABILITIES                                      200,067,508
                                                         ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $1; 3,000,000 shares
   authorized; 1,711,083 shares issued and outstanding          1,711,083
  Capital surplus                                              18,068,979
  Retained earnings                                             2,282,629
  Accumulated other comprehensive income                          211,833
                                                         ----------------
       TOTAL STOCKHOLDERS' EQUITY                              22,274,524
                                                         ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    222,342,032
                                                         ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                             -----------------------   -----------------------

                                                                2003         2002         2003         2002
                                                             ----------   ----------   ----------   ----------
INTEREST INCOME
    Loans                                                    $3,035,537   $2,630,086   $5,905,987   $5,005,443
    Taxable securities                                          146,429      160,999      309,258      303,479
    Nontaxable securities                                        29,310            -       53,466            -
    Federal funds sold                                           22,263       42,473       41,671       94,757
                                                             ----------   ----------   ----------   ----------
              TOTAL INTEREST INCOME                           3,233,539    2,833,558    6,310,382    5,403,679
                                                             ----------   ----------   ----------   ----------

INTEREST EXPENSE
    Deposits                                                  1,230,250    1,252,480    2,422,333    2,481,748
    Repurchase agreements                                         2,955        2,789        6,956        5,439
                                                             ----------   ----------   ----------   ----------
              TOTAL INTEREST EXPENSE                          1,233,205    1,255,269    2,429,289    2,487,187
                                                             ----------   ----------   ----------   ----------

              NET INTEREST INCOME                             2,000,334    1,578,289    3,881,093    2,916,492
PROVISION FOR LOAN LOSSES                                       355,209      208,874      522,929      366,222
                                                             ----------   ----------   ----------   ----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                     1,645,125    1,369,415    3,358,164    2,550,270
                                                             ----------   ----------   ----------   ----------
OTHER INCOME
    Service charges on deposit accounts                          49,245       29,637       86,423       62,058
    Other operating income                                      367,987       62,065      622,943      138,855
                                                             ----------   ----------   ----------   ----------
              TOTAL OTHER INCOME                                417,232       91,702      709,366      200,913
                                                             ----------   ----------   ----------   ----------
OTHER EXPENSES
    Salaries and employee benefits                              850,497      731,679    1,694,527    1,426,991
    Equipment and occupancy expenses                            222,384      221,735      445,377      443,040
    Other operating expenses                                    358,715      298,571      691,687      589,741
                                                             ----------   ----------   ----------   ----------
              TOTAL OTHER EXPENSES                            1,431,596    1,251,985    2,831,591    2,459,772
                                                             ----------   ----------   ----------   ----------
              NET INCOME BEFORE INCOME TAXES                    630,761      209,132    1,235,939      291,411

INCOME TAX EXPENSE                                              203,000       71,660      403,000       85,162
                                                             ----------   ----------   ----------   ----------

              NET INCOME                                        427,761      137,472      832,939      206,249
                                                             ----------   ----------   ----------   ----------

OTHER COMPREHENSIVE INCOME :
    Unrealized gains on securities
      available-for-sale arising during period, net of tax       76,806      165,369       11,662       51,382
                                                             ----------   ----------   ----------   ----------

              COMPREHENSIVE INCOME                           $  504,567   $  302,841   $  844,601   $  257,631
                                                             ==========   ==========   ==========   ==========

BASIC EARNINGS PER SHARE                                     $     0.25   $     0.08   $     0.49   $     0.13
                                                             ==========   ==========   ==========   ==========

DILUTED EARNINGS PER SHARE                                   $     0.24   $     0.08   $     0.47   $     0.12
                                                             ==========   ==========   ==========   ==========

CASH DIVIDENDS PER SHARE                                     $        -   $        -   $        -   $        -
                                                             ==========   ==========   ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                 2003            2002
                                                                             -------------   -------------
OPERATING ACTIVITIES
    Net income                                                               $    832,939    $    206,249
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                              128,921         260,636
        Provision for loan losses                                                 522,929         366,222
        Increase in interest receivable                                          (118,853)       (155,927)
        Decrease in interest payable                                              (40,500)        (85,947)
        Decrease in taxes payable                                                (370,109)       (167,360)
        Net other operating activities                                            (17,793)        (62,942)
                                                                             ------------    ------------

              Net cash provided by operating activities                           937,534         360,931
                                                                             ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                 (3,235,000)     (4,566,854)
    Proceeds from maturities of securities available-for-sale                   6,164,186       2,307,395
    Net increase (decrease) in federal funds sold                               6,677,000      (2,994,000)
    Net increase in loans                                                     (31,134,148)    (20,546,374)
    Purchase of life insurance                                                 (1,458,000)              -
    Purchase of premises and equipment                                            (33,488)       (175,035)
                                                                             ------------    ------------

          Net cash used in investing activities                               (23,019,450)    (25,974,868)
                                                                             ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                   22,917,947      21,376,917
    Net increase (decrease) in securities sold under repurchase agreements         72,027        (115,689)
    Net proceeds from sale of common stock                                              -       2,913,693
                                                                             ------------    ------------

          Net cash provided by financing activities                            22,989,974      24,174,921
                                                                             ------------    ------------

Net (increase) decrease in cash and due from banks                                908,058      (1,439,016)

Cash and due from banks at beginning of period                                  3,360,345       4,111,520
                                                                             ------------    ------------

Cash and due from banks at end of period                                     $  4,268,403    $  2,672,504
                                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for :

                  Interest                                                   $  2,469,789    $  2,573,134

                  Income taxes                                               $    773,073    $    244,862

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

         The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCK COMPENSATION PLAN

         At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                      2003            2002
                                                  ------------   ------------
Net income, as reported                           $   427,761    $   137,472
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                          (314,337)      (105,672)
                                                  -----------    -----------
Pro forma net income                              $   113,424    $    31,800
                                                  ===========    ===========
Earnings per share:
   Basic - as reported                            $       .25    $       .08
                                                  ===========    ===========
   Basic - pro forma                              $       .07    $       .02
                                                  ===========    ===========
   Diluted - as reported                          $       .24    $       .08
                                                  ===========    ===========
   Diluted - pro forma                            $       .06    $       .02
                                                  ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  STOCK COMPENSATION PLAN (CONTINUED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                  --------------------------
                                                      2003          2002
                                                  ------------  ------------
Net income, as reported                           $   832,939   $   206,249
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                          (314,337)     (105,672)
                                                  -----------   -----------
Pro forma net income                              $   518,602   $   100,577
                                                  ===========   ===========
Earnings per share:
   Basic - as reported                            $       .49   $       .13
                                                  ===========   ===========
   Basic - pro forma                              $       .30   $       .06
                                                  ===========   ===========
   Diluted - as reported                          $       .47   $       .12
                                                  ===========   ===========
   Diluted - pro forma                            $       .29   $       .06
                                                  ===========   ===========

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                        2003           2002
                                                    ---------------------------
Basic Earnings Per Share:
   Weighted average common shares outstanding         1,711,083      1,711,083
                                                     ==========     ==========

   Net income                                        $  427,761     $  137,472
                                                     ==========     ==========

   Basic earnings per share                          $      .25     $      .08
                                                     ==========     ===========

Diluted Earnings Per Share:
   Weighted average common shares outstanding         1,711,083      1,711,083
   Net effect of the assumed exercise of stock
      options based on the treasury stock method         62,979         51,000
      using average market prices for the year
                                                     ----------     ----------
   Total weighted average common shares and
      common stock equivalents outstanding            1,774,062      1,762,083
                                                     ==========     ==========

   Net income                                        $  427,761     $  137,472
                                                     ==========     ==========

   Diluted earnings per share                        $      .24     $      .08
                                                     ==========     ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  EARNINGS PER SHARE (CONTINUED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                      2003           2002
                                                   -------------------------
Basic Earnings Per Share:
   Weighted average common shares outstanding       1,771,083      1,650,099
                                                   ==========     ==========

   Net income                                      $  832,939     $  206,249
                                                   ==========     ==========

   Basic earnings per share                        $      .49     $      .13
                                                   ==========     ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding       1,711,083      1,650,099
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year         62,675         51,000
                                                   ----------     ----------
   Total weighted average common shares and
      common stock equivalents outstanding          1,733,758      1,701,099
                                                   ==========     ==========

   Net income                                      $  832,939     $  206,249
                                                   ==========     ==========

   Diluted earnings per share                      $      .47     $      .12
                                                   ==========     ==========

NOTE 4.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statements.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at and for the year ended December 31, 2002, as filed in our annual report on Form 10-KSB.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of June 30, 2003 was considered satisfactory.

At June 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                        ACTUAL
                                           --------------------------------
                                                                                REGULATORY
                                                                                 MINIMUM
                                             CONSOLIDATED         BANK          REQUIREMENT
                                           ----------------  --------------    -------------
Leverage capital ratios                         11.16 %          10.86 %            4.00 %
Risk-based capital ratios:
   Core capital                                 10.76            10.48              4.00
   Total capital                                12.01            11.73              8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                JUNE 30,
                                                  2003
                                          -------------------
Commitments to extend credit              $        79,656,000
Letters of credit                                   5,113,000
                                          -------------------
                                          $        84,769,000
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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                               JUNE 30,           DECEMBER 31,
                                                                 2003                 2002
                                                           -----------------    ----------------
                                                                  (DOLLARS IN THOUSANDS)
                                                           -------------------------------------
Cash and due from banks                                    $          4,268     $          3,360
Federal funds sold                                                    4,150               10,827
Securities                                                           17,376               20,282
Loans, net                                                          188,603              157,992
Premises and equipment                                                  530                  626
Other assets                                                          7,415                5,119
                                                           ----------------     ----------------
                                                           $        222,342     $        198,206
                                                           ================     ================

Deposits                                                   $        197,701     $        174,784
Securities sold under repurchase agreements                             613                  541
Other liabilities                                                     1,753                1,451
Stockholders' equity                                                 22,275               21,430
                                                           ----------------     ----------------
                                                           $        222,342     $        198,206
                                                           ================     ================

Our total assets increased by 12.18% for the first six months of 2003. Deposit growth of $22.917 million and a decrease in excess cash and due from banks, federal funds and investments of $7.694 million were used to fund $30.611 million of loan growth. Loan growth continued to be strong as our loan to deposit ratio has increased to 96.75% as of June 30, 2003 from 90.39% as of December 31, 2002. Our total equity increased by year-to-date net income of $833,000, and increased unrealized gains of securities available-for-sale, net of tax, of $12,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to $17.376 million at June 30, 2003. Unrealized gains on securities amounted to $331,000 at June 30, 2003, as compared to an unrealized gain of $308,000 at December 31, 2002. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 71% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

The remaining 29% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Following is a summary of our operations for the periods indicated.

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                           -------------------------------------
                                                  2003                 2002
                                           -----------------  ------------------
                                                  (DOLLARS IN THOUSANDS)
                                           -------------------------------------
Interest income                            $          3,234   $            2,834
Interest expense                                      1,233                1,255
                                           ----------------   ------------------
Net interest income                                   2,001                1,579
Provision for loan losses                               355                  209
Other income                                            417                   91
Other expense                                         1,432                1,252
                                           ----------------   ------------------
Pretax income                                           631                  209
Income tax                                              203                   72
                                           ----------------   ------------------
Net income                                 $            428   $              137
                                           ================   ==================

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                           -------------------------------------
                                                  2003                 2002
                                           -----------------  ------------------
                                                  (DOLLARS IN THOUSANDS)
                                           -------------------------------------
Interest income                            $          6,310   $            5,403
Interest expense                                      2,429                2,487
                                           ----------------   ------------------
Net interest income                                   3,881                2,916
Provision for loan losses                               523                  366
Other income                                            709                  201
Other expense                                         2,831                2,460
                                           ----------------   ------------------
Pretax income                                         1,236                  291
Income tax                                              403                   85
                                           ----------------   ------------------
Net income                                 $            833   $              206
                                           ================   ==================

Our net interest income increased by $422,000 and $965,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin increased to 3.93% during the first six months of 2003 as compared to 3.85% for the first six months of 2002 and 3.89% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The increase in the net interest margin is due to the decrease in cost of funds. Our cost of funds decreased to 2.85% in the first six months of 2003 as compared to 4.01% in the first six months of 2002.

The provision for loan losses increased by $146,000 and $157,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.40% at June 30, 2003 as compared to 1.36% at December 31, 2002.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                   JUNE 30,
                                                                           ------------------------
                                                                                2003     2002
                                                                           ----------   -----------
                                                                            (DOLLARS IN THOUSANDS)
                                                                           ------------------------
Nonaccrual loans                                                            $  538           $   25
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                      0                3
Restructured loans                                                               0                0
Potential problem loans                                                      3,159            2,653
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                  14               13
Interest income that was recorded on nonaccrual and restructured loans           0               10

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ---------------------
                                                               2003         2002
                                                             ----------  ----------
                                                             (DOLLARS IN THOUSANDS)
                                                             ----------------------
Average amount of loans outstanding                           $170,778    $129,457
                                                              ========    ========

Balance of allowance for loan losses at beginning of period   $  2,174    $  1,532
                                                              --------    --------

Loans charged off
   Commercial and financial                                   $      0    $      0
   Real estate construction                                         16           0
   Installment                                                       0           6
   Other                                                             0           0
                                                              --------    --------
                                                                    16           6
                                                              --------    --------

Loans recovered
   Commercial and financial                                          0           0
   Real estate construction                                          0           0
   Installment                                                       0           0
                                                              --------    --------
                                                                     0           0
                                                              --------    --------

Net charge-offs                                                     16           6
                                                              --------    --------

Additions to allowance charged to
   operating expense during period                                 523         366
                                                              --------    --------

Balance of allowance for loan losses at end of period         $  2,681    $  1,892
                                                              ========    ========

Ratio of net loans charged off during the period to
   average loans outstanding                                       .01%        .01%
                                                              ========    ========

Other income increased by $326,000 and $508,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Increase premiums on sale of SBA loans of $404,000 and increased mortgage origination fees of $79,000 accounted for the majority of the year-to-date increase.

Other expenses increased by $180,000 and $371,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Salaries and employee benefits have increased by $119,000 and $268,000 during these periods due to an increase in the number of full time equivalent employees to 37 as of June 30, 2003 from 36 as of June 30, 2002 and to other annual salary increases. Equipment and occupancy expenses have remained stable. Other operating expenses have increased by $60,000 and $102,000 during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 33% for the first six months of 2003 as compared to 29% for the first six months of 2002.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of our stockholders was held on June 17, 2003.

         (b) The following directors were selected at the meeting to serve terms for the upcoming year:

James B. Ballard   Douglas A. Langley
Jerry M. Boles     Norris J. Nash
W.H. Britt         Joseph J. Powell
Richard F. Combs   William S. Stanton, Jr.
William G. Hayes   Larry D. Key

                  The shares represented at the meeting (1,114,411 or 65.13%) voted as follows:


Name                            For            Withheld
James B. Ballard              1,114,411           0
Jerry M. Boles                1,114,411           0
W. H. Britt                   1,114,411           0
Richard F. Combs              1,114,411           0
William G. Hayes              1,114,411           0
Douglas A. Langley            1,114,411           0
Norris J. Nash                1,114,411           0
Joseph J. Powell              1,114,411           0
William S. Stanton, Jr        1,114,411           0
 Larry D. Key                 1,114,411           0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  31.1            Certification of Chief Executive Officer
                                    Pursuant to Rule 13a-14(a) under the
                                    Security Exchange Act of 1934, as amended.

                  31.2            Certification of Chief Financial Officer
                                    Pursuant to Rule 13a-14(a) under The
                                    Securities Exchange Act of 1934, as amended.

                  32              Certification of the Chief Executive Officer
                                    and Chief Financial Officer, Pursuant to 18
                                    U.S.C. Section 1350, as Adopted Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GBC BANCORP, INC.
                                  (Registrant)

DATE:  August 12, 2003    BY: /s/ Larry D. Key
                             ---------------------------------------------------
                             Larry D. Key, President and Chief Executive Officer (Principal Executive Officer)

DATE:  August 12, 2003    BY: /s/ John Hopkins
                             ---------------------------------------------------
                             John Hopkins, Chief Financial Officer
                             (Principal Financial and Accounting Officer)