Form 10QSB
period 2003-09-30
GBC BANCORP INC
filed 2003-11-12
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2003: 1,712,408; $1 par value

Transitional Small Business Disclosure Format   Yes [ ]   No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2003.......................................................3

           CONSOLIDATED STATEMENTS OF INCOME AND
             COMPREHENSIVE INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
             AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002...................................................4

           CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
             MONTHS ENDED SEPTEMBER 30, 2003 AND 2002............................................................5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......................................9

         ITEM 3. CONTROLS AND PROCEDURES........................................................................16

PART II. OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................17

         SIGNATURES.............................................................................................18

                         PART I - FINANCIAL INFORMATION
ITEM I -                      FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                 ASSETS

Cash and due from banks                                                 $  6,784,494
Federal funds sold                                                        12,628,000
Securities available-for-sale, at fair value                              18,873,507

Loans                                                                    195,903,486
Less allowance for loan losses                                             2,764,105
                                                                        ------------
          Loans, net                                                     193,139,381

Premises and equipment                                                       534,328
Other assets                                                               7,836,125
                                                                        ------------

          TOTAL ASSETS                                                  $239,795,835
                                                                        ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing                                                 $ 25,146,109
    Interest-bearing                                                     189,236,549
                                                                        ------------
          TOTAL DEPOSITS                                                 214,382,658
Securities sold under repurchase agreements                                  566,826
Other liabilities                                                          2,115,653
                                                                        ------------
          TOTAL LIABILITIES                                              217,065,137
                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      1,712,408 shares issued and outstanding                              1,712,408
    Capital surplus                                                       18,083,005
    Retained earnings                                                      2,909,872
    Accumulated other comprehensive income                                    25,413
                                                                        ------------
          TOTAL STOCKHOLDERS' EQUITY                                      22,730,698
                                                                        ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $239,795,835
                                                                        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 -----------------------------       -----------------------------
                                                                     2003              2002             2003               2002
                                                                 -----------        ----------       -----------        ----------
INTEREST INCOME
    Loans                                                        $ 3,092,463        $2,798,064       $ 8,998,450        $7,803,507
    Taxable securities                                               116,857           157,651           426,115           461,130
    Nontaxable securities                                             37,382                --            90,848                --
    Federal funds sold                                                18,231            39,842            59,902           134,599
                                                                 -----------        ----------       -----------        ----------
              TOTAL INTEREST INCOME                                3,264,933         2,995,557         9,575,315         8,399,236
                                                                 -----------        ----------       -----------        ----------

INTEREST EXPENSE
    Deposits                                                       1,184,018         1,241,311         3,606,351         3,723,059
    Repurchase agreements                                              2,207             4,237             9,163             9,676
                                                                 -----------        ----------       -----------        ----------
              TOTAL INTEREST EXPENSE                               1,186,225         1,245,548         3,615,514         3,732,735
                                                                 -----------        ----------       -----------        ----------

              NET INTEREST INCOME                                  2,078,708         1,750,009         5,959,801         4,666,501
PROVISION FOR LOAN LOSSES                                            244,786           145,090           767,715           511,312
                                                                 -----------        ----------       -----------        ----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                          1,833,922         1,604,919         5,192,086         4,155,189
                                                                 -----------        ----------       -----------        ----------

OTHER INCOME
    Service charges on deposit accounts                               60,499            40,304           146,922           102,362
    Other operating income                                           446,922           175,164         1,069,865           314,019
                                                                 -----------        ----------       -----------        ----------
              TOTAL OTHER INCOME                                     507,421           215,468         1,216,787           416,381
                                                                 -----------        ----------       -----------        ----------

OTHER EXPENSES
    Salaries and employee benefits                                   846,412           788,334         2,540,939         2,215,325
    Equipment and occupancy expenses                                 232,423           229,911           677,800           672,951
    Other operating expenses                                         331,265           252,462         1,022,952           842,203
                                                                 -----------        ----------       -----------        ----------
              TOTAL OTHER EXPENSES                                 1,410,100         1,270,707         4,241,691         3,730,479
                                                                 -----------        ----------       -----------        ----------

              NET INCOME BEFORE INCOME TAXES                         931,243           549,680         2,167,182           841,091

INCOME TAX EXPENSE                                                   304,000           186,999           707,000           272,161
                                                                 -----------        ----------       -----------        ----------

              NET INCOME                                             627,243           362,681         1,460,182           568,930
                                                                 -----------        ----------       -----------        ----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax          (186,420)           34,744          (174,758)           86,126
                                                                 -----------        ----------       -----------        ----------

              COMPREHENSIVE INCOME                               $   440,823        $  397,425       $ 1,285,424        $  655,056
                                                                 ===========        ==========       ===========        ==========

BASIC EARNINGS PER SHARE                                         $      0.37        $     0.21       $      0.85        $     0.34
                                                                 ===========        ==========       ===========        ==========

DILUTED EARNINGS PER SHARE                                       $      0.35        $     0.21       $      0.81        $     0.33
                                                                 ===========        ==========       ===========        ==========

CASH DIVIDENDS PER SHARE                                         $        --        $       --       $        --        $       --
                                                                 ===========        ==========       ===========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                               2003                     2002
                                                                           ------------             ------------
OPERATING ACTIVITIES
    Net income                                                             $  1,460,182             $    568,930
    Adjustments to reconcile net income  to net
        cash provided by operating activities:
        Depreciation                                                            197,704                  207,596
        Provision for loan losses                                               767,715                  511,312
        Decrease (Increase) in interest receivable                               40,089                  (36,518)
        Decrease in interest payable                                           (118,205)                (102,716)
        Decrease in taxes payable                                              (413,307)                (184,400)
        Net other operating activities                                           (9,999)                  97,011
                                                                           ------------             ------------

              Net cash provided by  operating activities                      1,924,179                1,061,215
                                                                           ------------             ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                               (8,135,000)             (12,433,612)
    Proceeds from maturities of securities available-for-sale                 9,275,618                5,805,315
    Net decrease in federal funds sold                                       (1,801,000)              (5,399,000)
    Net increase in loans                                                   (35,915,331)             (32,070,122)
    Purchase of life insurance                                               (1,458,000)                      --
    Purchase of premises and equipment                                         (106,484)                 (63,067)
                                                                           ------------             ------------

          Net cash used in investing activities                             (38,140,197)             (44,160,486)
                                                                           ------------             ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                 39,599,205               39,999,584
    Net increase in securities sold under repurchase agreements                  25,612                  219,079
    Net proceeds from sale of common stock                                           --                2,913,693
    Net proceeds from exercise of stock options                                  15,350                       --
                                                                           ------------             ------------

          Net cash provided by financing activities                          39,640,167               43,132,356
                                                                           ------------             ------------

Net increase in cash and due from banks                                       3,424,149                   33,085

Cash and due from banks at beginning of period                                3,360,345                4,347,480
                                                                           ------------             ------------

Cash and due from banks at end of period                                   $  6,784,494             $  4,380,565
                                                                           ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for:

                  Interest                                                 $  3,497,309             $  3,630,019

                  Income taxes                                             $    773,073             $    456,562

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

         The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCK COMPENSATION PLAN

         At September 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                     2003                2002
                                                                   --------            --------
        Net income, as reported                                    $627,243            $362,681
        Deduct: Total stock-based employee compensation
              Expense determined under fair value based
              method for all awards                                       0                   0
                                                                   --------            --------
        Pro forma net income                                       $627,243            $362,681
                                                                   ========            ========
        Earnings per share:
           Basic - as reported                                     $    .37            $   0.21
                                                                   ========            ========
           Basic - pro forma                                       $    .37            $   0.21
                                                                   ========            ========
           Diluted - as reported                                   $    .35            $   0.21
                                                                   ========            ========
           Diluted - pro forma                                     $    .35            $   0.21
                                                                   ========            ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  STOCK COMPENSATION PLAN (CONTINUED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -------------------------------
                                                                       2003                 2002
                                                                    ----------            ---------
         Net income, as reported                                    $1,460,182            $ 568,930
         Deduct: Total stock-based employee compensation
               expense determined under fair value based
               method for all awards                                  (314,337)            (105,672)
                                                                    ----------            ---------
         Pro forma net income                                       $1,145,845            $ 463,258
                                                                    ==========            =========
         Earnings per share:
            Basic - as reported                                     $      .85            $    0.34
                                                                    ==========            =========
            Basic - pro forma                                       $      .67            $    0.28
                                                                    ==========            =========
            Diluted - as reported                                   $      .81            $    0.33
                                                                    ==========            =========
            Diluted - pro forma                                     $      .63            $    0.27
                                                                    ==========            =========

NOTE 3.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     --------------------------------
                                                                        2003                  2002
                                                                     ----------            ----------
         Basic Earnings Per Share:
            Weighted average common shares outstanding                1,712,178             1,711,083
                                                                     ==========            ==========

            Net income                                               $  627,243            $  362,681
                                                                     ==========            ==========

            Basic earnings  per share                                $      .37            $     0.21
                                                                     ==========            ==========

         Diluted Earnings Per Share:
            Weighted average common shares outstanding                1,712,178             1,711,083
            Net effect of the assumed exercise of stock
               options based on the treasury stock method
               using average market prices for the year                  63,449                50,964
                                                                     ----------            ----------
            Total weighted average common shares and
               common stock equivalents outstanding                   1,775,626             1,762,047
                                                                     ==========            ==========

            Net income                                               $  627,243            $  362,681
                                                                     ==========            ==========

            Diluted earnings per share                               $      .35            $     0.21
                                                                     ==========            ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  EARNINGS PER SHARE (CONTINUED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     --------------------------------
                                                                        2003                  2002
                                                                     ----------            ----------
         Basic Earnings Per Share:
            Weighted average common shares outstanding                1,711,452             1,670,707
                                                                     ==========            ==========

            Net income                                               $1,460,182            $  568,930
                                                                     ==========            ==========

            Basic earnings  per share                                $      .85            $      .34
                                                                     ==========            ==========

         Diluted Earnings Per Share:
            Weighted average common shares outstanding                1,711,452             1,670,707
            Net effect of the assumed exercise of stock
               options based on the treasury stock method
               using average market prices for the year                  94,575                50,964
                                                                     ----------            ----------
            Total weighted average common shares and
               common stock equivalents outstanding                   1,806,027             1,721,671
                                                                     ==========            ==========

            Net income                                               $1,460,182            $  568,930
                                                                     ==========            ==========

            Diluted earnings per share                               $      .81            $     0.33
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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of September 30, 2003 was considered satisfactory.

At September 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                                     ACTUAL                       REGULATORY
                                                            -------------------------              MINIMUM
                                                            CONSOLIDATED         BANK            REQUIREMENT
                                                            ------------         -----           -----------
                         Leverage capital ratios                9.94%             9.68%             4.00%
                         Risk-based capital ratios:
                            Core capital                       10.74             10.47              4.00
                            Total capital                      11.99             11.72              8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                    SEPTEMBER 30,
                                                        2003
                                                    -------------
             Commitments to extend credit            $81,708,000
             Letters of credit                         5,732,000
                                                     -----------
                                                     $87,440,000
                                                     ===========

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                     SEPTEMBER 30,       DECEMBER 31,
                                                         2003                2002
                                                     -------------       ------------
                                                          (DOLLARS IN THOUSANDS)
Cash and due from banks                                $  6,785            $  3,360
Federal funds sold                                       12,628              10,827
Securities                                               18,874              20,282
Loans, net                                              193,139             157,992
Premises and equipment                                      534                 626
Other assets                                              7,836               5,119
                                                       --------            --------
                                                       $239,796            $198,206
                                                       ========            ========

Deposits                                               $214,383            $174,784
Securities sold under repurchase agreements                 567                 541
Other liabilities                                         2,115               1,451
Stockholders' equity                                     22,731              21,430
                                                       --------            --------
                                                       $239,796            $198,206
                                                       ========            ========

Our total assets increased by 20.98% for the first nine months of 2003. Deposit growth of $39.599 million and an increase in excess cash and due from banks, federal funds and investments of $3.818 million were used to fund $35.147 million of loan growth. Loan growth continued to be strong as our loan to deposit ratio has increased to 90.09% as of September 30, 2003 from 90.39% as of December 31, 2002. Our total equity increased by year-to-date net income of $1,460,000, and decreased unrealized gains of securities available-for-sale, net of tax, of $175,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to $18.874 million at September 30, 2003. Unrealized gains on securities amounted to $40,000 at September 30, 2003, as compared to an unrealized gain of $308,000 at December 31, 2002. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 72% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

The remaining 28% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Following is a summary of our operations for the periods indicated.

                                       THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                     ------------------------
                                      2003              2002
                                     ------            ------
                                      (DOLLARS IN THOUSANDS)
Interest income                      $3,265            $2,996
Interest expense                      1,186             1,245
                                     ------            ------
Net interest income                   2,079             1,751
Provision for loan losses               245               145
Other income                            507               215
Other expense                         1,410             1,271
                                     ------            ------
Pretax income                           931               550
Income tax                              304               187
                                     ------            ------
Net income                           $  627            $  363
                                     ======            ======

                                        NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                     ------------------------
                                      2003              2002
                                     ------            ------
                                      (DOLLARS IN THOUSANDS)
Interest income                      $9,575            $8,399
Interest expense                      3,615             3,733
                                     ------            ------
Net interest income                   5,960             4,666
Provision for loan losses               768               511
Other income                          1,217               416
Other expense                         4,242             3,730
Pretax income                         2,167               841
                                     ------            ------
Income tax                              707               272
                                     ------            ------
Net income                           $1,460            $  569
                                     ======            ======

Our net interest income increased by $328,000 and $1,294,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin decreased to 3.87% during the first nine months of 2003 as compared to 3.97% for the first nine months of 2002 and 3.89% for the entire year of 2002. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The decrease in the net interest margin is due to a greater decrease in yield on earning assets than the decease in cost of funds. Our cost of funds decreased to 2.54% in the first nine months of 2003 as compared to 3.84% in the first nine months of 2002.

The provision for loan losses increased by $100,000 and $257,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.41% at September 30, 2003 as compared to 1.36% at December 31, 2002.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                   2003              2002
                                                                                  ------            ------
                                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                                  $  300            $   58
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                           12                 3
Restructured loans                                                                     0                 0

Potential problem loans                                                            3,599             2,884
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                         7                 3
Interest income that was recorded on nonaccrual and restructured loans                 0                 0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -----------------------------
                                                                         2003                 2002
                                                                       --------             --------
                                                                           (DOLLARS IN THOUSANDS)
Average amount of loans outstanding                                    $193,662             $135,063
                                                                       ========             ========

Balance of allowance for loan losses at beginning of period            $  2,174             $  1,532
                                                                       --------             --------

Loans charged off
   Commercial and financial                                            $     24             $      0
   Real estate construction                                                                        0
   Installment                                                              154                    7
   Other                                                                      0                    0
                                                                       --------             --------
                                                                            178                    7
                                                                       --------             --------

Loans recovered
   Commercial and financial                                                   0                    0
   Real estate construction                                                   0                    0
   Installment                                                                0                    6
                                                                       --------             --------
                                                                              0                    6
                                                                       --------             --------

Net charge-offs                                                             178                    1
                                                                       --------             --------

Additions to allowance charged to
   operating expense during period                                          768                  511
                                                                       --------             --------

Balance of allowance for loan losses at end of period                  $  2,764             $  2,042
                                                                       ========             ========

Ratio of net loans charged off during the period to
   average loans outstanding                                                .09%                 .01%
                                                                       ========             ========

Other income increased by $292,000 and $801,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Increase premiums on sale of SBA loans of $660,000 and increased mortgage origination fees of $213,000 accounted for the majority of the year-to-date increase.

Other expenses increased by $139,000 and $512,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Salaries and employee benefits have increased by $58,000 and $325,000 during these periods due to an increase in the number of full time equivalent employees to 37 as of September 30, 2003 from 35 as of September 30, 2002, increased commissions on SBA Loans sold, and to other annual salary increases. Equipment and occupancy expenses have remained stable. Other operating expenses have increased by $79,000 and $181,000 during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 33% for the first nine months of 2003 as compared to 32% for the first nine months of 2002.

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



                                       GBC BANCORP, INC.
                                         (Registrant)



DATE: November 12, 2003                BY: /s/ Larry D. Key
                                           -------------------------------------
                                           Larry D. Key, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)



DATE: November 12, 2003                BY: /s/ John Hopkins
                                           -------------------------------------
                                           John Hopkins, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)