Form 10KSB
period 2003-12-31
GBC BANCORP INC
filed 2004-03-30
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2003

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934.

              For the transition period from _________ to _________

                        Commission File Number: 333-19081

                                GBC BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           GEORGIA                                      58-2265327
-------------------------------            -------------------------------------
(State or Other Jurisdiction of            (I.R.S.  Employer Identification No.)
Incorporation or Organization)

          165 Nash Street
       Lawrenceville, Georgia                             30045
----------------------------------------             -----------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended December 31, 2003, were $13,042,019.

         The aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant as of March 15, 2004, was $22,948,827, based on a private sale price of $17.00 per share.

         There were 1,716,708 shares of the Registrant's common stock outstanding as of March 15, 2004.

         Transitional Small Business Disclosure Format (check one): Yes [ ] No
[X]

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2003 fiscal year end are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I....................................................................................................      1
      ITEM 1.      DESCRIPTION OF BUSINESS................................................................      1
      ITEM 2.      DESCRIPTION OF PROPERTY................................................................      8
      ITEM 3.      LEGAL PROCEEDINGS......................................................................      8
      ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................      8

PART II...................................................................................................      8
      ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................      8
      ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................      8
      ITEM 7.      FINANCIAL STATEMENTS...................................................................     23
      ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE.............................................................................     24

PART III..................................................................................................     24
      ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
                   SECTION 16(A) OF THE EXCHANGE ACT......................................................     24
      ITEM 10.     EXECUTIVE COMPENSATION.................................................................     24
      ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                   STOCKHOLDER MATTERS....................................................................     24
      ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................     24
      ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.......................................................     24
      ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................     25

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

EMPLOYEES

         The Bank had 42 total employees as of March 15, 2004, all of whom were full-time employees. GBC Bancorp does not have any employees who are not also employees of the Bank.

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

         The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. In addition, the Federal Reserve will not approve a transaction the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade. However, such transactions may be approved in the event the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

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

         Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act of 1999 relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed "financial in nature" include:

         - lending, exchanging, transferring, investing for others or safeguarding money or securities;

         - insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

         - providing financial, investment, or economic advisory services, including advising an investment company;

         - issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

         -        underwriting, dealing in or making a market in securities.

         A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Act.

         Under this legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

         GBC Bancorp has no immediate plans to register as a financial holding company.

         The Bank

         The Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regulates all areas of the Bank's commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.

         The Bank is also a member of the Federal Deposit Insurance Corporation, and as such, the FDIC, to the maximum extent provided by law, insures its deposits. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations. The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

         Transactions with Affiliates and Insiders

         We are a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to us and our non-bank subsidiaries, all of which are deemed to be "affiliates" of the Bank for the purposes of these restrictions. We are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions," which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus and with all affiliates to 20% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. We are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2003, GBC Bancorp's total risk-based capital ratio and its Tier 1 risk-based capital ratio were 11.32% and 10.09%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. GBC Bancorp's leverage ratio as of December 31, 2003 was 9.40%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised GBC Bancorp's of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

         The Bank is subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2003. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

         Anti-Terrorism Legislation

         In the wake of the tragic events of September 11th, 2001, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001. Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

         - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no public trading market for shares of our common stock and it is not likely that a public trading market will develop for our common stock in the future. There are no present plans for our common stock to be traded on any stock exchange or over-the-counter market. For the year ended December 31, 2003, there were approximately 24 private trades of shares of our common stock.

         As of March 15, 2004, there were approximately 750 holders of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is a discussion of our financial condition and the financial condition of our bank subsidiary, Gwinnett Banking Company, at December 31, 2003 and 2002 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

OVERVIEW

         Our 2003 results were highlighted by improved profitability and continued loan and deposit growth. Our net income increased to $1,975,000 as compared to $955,000 in 2002, primarily due to an increase in loan interest income associated with a substantial growth in loans, increase in gain on sale of SBA loans due to increased SBA volume with only a slight increase in interest expense even though deposits grew substantially.

FINANCIAL CONDITION AT DECEMBER 31, 2003 AND 2002

         Following is a summary of our balance sheets for the years indicated:

                                                                                         DECEMBER 31,
                                                                            -------------------------------------
                                                                                2003                     2002
                                                                            ------------             ------------
                                                                                    (DOLLARS IN THOUSANDS)
Cash and due from banks...........................................          $      3,373             $      3,360
Federal funds sold................................................                 1,536                   10,827
Securities........................................................                22,501                   20,282
Loans, net........................................................               212,108                  157,992
Premises and equipment............................................                   496                      626
Other assets......................................................                 7,442                    5,119
                                                                            ------------             ------------

                                                                            $    247,456             $    198,206
                                                                            ============             ============

Total deposits....................................................          $    222,051             $    174,784
Repurchase agreements.............................................                   353                      541
Other liabilities.................................................                 1,735                    1,451
Stockholders' equity..............................................                23,317                   21,430
                                                                            ------------             ------------

                                                                            $    247,456             $    198,206
                                                                            ============             ============

FINANCIAL CONDITION AT DECEMBER 31, 2003 AND 2002

         As of December 31, 2003, we had total assets of $247 million, an increase of 25% over December 31, 2002. Total interest-earning assets were $239 million at December 31, 2003 or 97% of total assets as compared to 97% of total assets at December 31, 2002. Our primary interest-earning assets at December 31, 2003 were loans, which made up 90% of total interest-earning assets as compared to 84% at December 31, 2002. Our loan to deposit ratio was 97% at December 31, 2003 as compared to 92% at December 31, 2002. Deposit growth of $47 million and a decrease in federal funds sold of $9 million funded loan growth of $55 million.

         Our securities portfolio, consisting of U.S. Agency, State and municipal, and mortgage-backed securities, amounted to $22 million at December 31, 2003. Unrealized gains on securities amounted to $157,000 at December 31, 2003 as compared to an unrealized gain of $308,000 at December 31, 2002. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

         At December 31, 2003, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased by $1,887,000 due to net income in 2003 of $1,975,000 and to a decrease in other comprehensive income related to our securities of $103,000. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $1,012,000 dividend without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the holding company and the Bank as of December 31, 2003 are as follows:

                                                                            ACTUAL
                                                             ------------------------------------
                                                                                      REGULATORY
                                                             CONSOLIDATED    BANK    REQUIREMENTS
                                                             ------------   ------   ------------
Leverage capital ratio...............................                9.40%    9.16%          5.00%
Risk-based capital ratios:
   Core capital......................................               10.09%    9.83%          6.00%
   Total capital.....................................               11.32%   11.06%         10.00%

         At December 31, 2003, we had no material commitments for capital expenditures.

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

         Off-Balance Sheet Arrangements.

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

         Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                                                         DECEMBER 31,
                                                                            -------------------------------------
                                                                                2003                     2002
                                                                            ------------             ------------
Letters of credit.................................................          $  7,920,996             $  3,732,872
Commitments to extend credit......................................            81,459,639               66,067,474
                                                                            ------------             ------------
Total deposits....................................................          $ 89,380,635             $ 69,800,346
                                                                            ============             ============

         Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase Federal funds from other financial institutions. Standby letters of credit are conditional commitments that we issue to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary. At December 31, 2003, we had arrangements with four commercial banks for additional short-term advances of $18,200,000.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

The following is a summary of our operations for the years indicated.

                                                                                         DECEMBER 31,
                                                                            -------------------------------------
                                                                                2003                     2002
                                                                            ------------             ------------
                                                                                    (DOLLARS IN THOUSANDS)
Interest income...................................................          $     13,042             $     11,430
Interest expense..................................................                 4,830                    5,009
                                                                            ------------             ------------
Net interest income...............................................                 8,212                    6,421
Provision for loan losses.........................................                 1,033                      644
Other income......................................................                 1,466                      678
Other expenses....................................................                 5,675                    5,044
                                                                            ------------             ------------
Pretax income.....................................................                 2,970                    1,411
                                                                            ------------             ------------
Income taxes......................................................                   995                      456
                                                                            ------------             ------------
Net income........................................................          $      1,975             $        955
                                                                            ============             ============

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

         Our net yield on average interest-earning assets was 3.85% in 2003 as compared to 3.90% in 2002. Average loans increased by $45 million that accounted for the most significant change in the $49 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $40 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 6.11% in 2003 from 6.94% in 2002. The rate paid on average interest-bearing liabilities decreased to 2.72% in 2003 from 3.65% in 2002. The decrease in net yield was due primarily to the falling rate environment experienced during 2003. As our interest-bearing liabilities mature and are repriced, we expect to see our net yield increase.

         Provision for Loan Losses

         The provision for loan losses was $1,033,000 in 2003 as compared to $644,000 in 2002. The amounts provided were due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. We had $178,000 in net charge-offs in 2003 as compared to $1,800 in net charge offs in 2002. As of December 31, 2003, we had $1,449,000 of nonperforming loans or assets as compared to $446,000 at December 31, 2002. Through our 6th full year of operations, we have incurred no significant loan losses. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans at December 31, 2003 was 1.41% as compared to 1.36% at December 31, 2002. The increase in this percentage is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses.

         Other Income

         Other income consists of service charges on deposit accounts, mortgage loan origination fees, gain on sale of SBA loans and other miscellaneous revenue and fees. Other income of $1,466,000 increased by $788,000 in 2003 from $678,000 in 2002. This increase is due to an increase in service charges on deposit accounts of $52,000, an increase in mortgage loan origination fees of $25,000, an increase in gains on sale of SBA of $606,000 and an increase in income recognized on life insurance policies of $18,000.

         Other Expenses

         Other expenses were $5,675,000 in 2003 as compared to $5,044,000 in 2002, an increase of $631,000. Salaries and employee benefits increased by $391,000 due to an increase in the number of full time employees to 42 from 36 and to the annual salary increase to all employees. Equipment and occupancy expenses increased by $21,000 due primarily to increased property taxes of $20,000. Other operating expenses increased by $219,000 due primarily to a $24,000 increase in data processing costs, $80,000 increase in broker fees, $72,000 increase in dues and subscriptions, $24,000 increase in contributions, $22,000 increase in insurance and a $47,000 increase in other operating costs. The overall increase in other expenses is primarily attributable to the growth of the Bank.

         Income Tax

         We have reported income tax expense for 2003 of $995,000 as compared to $456,000 in 2002. Our effective income tax rate was 33% in 2003 as compared to 32% for 2002.

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

         At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 1.25%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                      AFTER THREE    AFTER ONE
                                           WITHIN     MONTHS BUT     YEAR BUT
                                           THREE      WITHIN ONE    WITHIN FIVE   AFTER FIVE
                                           MONTHS        YEAR          YEARS         YEARS       TOTAL
                                         ----------   -----------   -----------   ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Federal funds sold.................   $    1,536   $         0   $         0   $        0   $   1,536
   Securities.........................            0             0         4,999       17,502      22,501
   Loans..............................      168,434        21,256        22,298        3,149     215,137
                                         ----------   -----------   -----------   ----------   ---------
                                            169,970        21,256        27,297       20,651     239,174
                                         ----------   -----------   -----------   ----------   ---------
Interest-bearing liabilities:
   Interest-bearing demand deposits...       32,843             0             0            0      32,843
   Savings............................       10,084             0             0            0      10,084
   Certificates, less than $100,000...        7,652        54,070        19,076            0      80,798
   Certificates, $100,000 and over....        8,694        39,803        23,511            0      72,008
   Repurchase agreements..............          353             0             0            0         353
                                         ----------   -----------   -----------   ----------   ---------
                                             59,626        93,873        42,587            0     196,086
                                         ----------   -----------   -----------   ----------   ---------
   Interest rate sensitivity gap......   $  110,344   $   (72,617)  $   (15,290)  $   20,651   $  43,088
                                         ==========   ===========   ===========   ==========   =========
   Cumulative interest rate
      sensitivity gap.................   $  110,344   $    37,727   $    22,437   $   43,088
                                         ==========   ===========   ===========   ==========
   Interest rate sensitivity gap
      ratio...........................         2.85           .23           .64           .0
                                         ==========   ===========   ===========   ==========
   Cumulative interest rate
      sensitivity gap ratio...........         2.85          1.25          1.11         1.22
                                         ==========   ===========   ===========   ==========

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

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

         The condensed average balance sheet for the years indicated is presented below. (1)

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               2003                     2002
                                                                            -----------              -----------
                                                                                   (DOLLARS IN THOUSANDS)
Cash and due from banks...........................................          $     3,211              $     2,994
Securities........................................................               19,254                   12,670
Securities valuation account......................................                  118                       81
Federal funds sold................................................                8,528                   11,436
Loans (2).........................................................              185,261                  140,512
Allowance for loan losses.........................................               (2,581)                  (1,847)
Other assets......................................................                7,430                    5,520
                                                                            -----------              -----------
                                                                            $   221,221              $   171,366
                                                                            ===========              ===========
Total interest-earning assets.....................................          $   213,043              $   164,618
                                                                            ===========              ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand.....................................          $    19,274              $    13,294
   Interest-bearing demand........................................               27,272                   23,912
   Savings........................................................                9,562                    9,952
   Time...........................................................              140,247                  102,801
                                                                            -----------              -----------
          Total deposits..........................................              196,355                  149,959

   Repurchase agreements..........................................                  598                      583
   Other liabilities                                                              1,894                    1,112
                                                                            -----------              -----------
          Total liabilities.......................................              198,847                  151,654
   Stockholders' equity...........................................               22,374                   19,712
                                                                            -----------              -----------
                                                                            $   221,221              $   171,366
                                                                            ===========              ===========

   Total interest-bearing liabilities.............................          $   177,679              $   137,248
                                                                            ===========              ===========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) The average balance of nonaccrual loans included in average loans for 2003 and 2002 was $149,000 and $126,000, respectively.

INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                              YEARS ENDED DECEMBER, 31,
                                                           2003                       2002
                                                 INTEREST    AVERAGE RATE    INTEREST    AVERAGE RATE
                                                ----------   ------------   ----------   ------------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST INCOME:
   Interest and fees on loans (1).........      $   12,224           6.60%  $   10,606           7.55%
   Interest on securities.................             732           3.80          641           5.06
   Interest on federal funds sold.........              86           1.01          183           1.60
                                                ----------                  ----------
Total interest income.....................          13,042           6.12       11,430           6.94
                                                ----------                  ----------
INTEREST EXPENSE:
Interest on interest-bearing demand
   deposits ..............................             371           1.36          546           2.28
   Interest on savings deposits...........             144           1.51          261           2.62
   Interest on time deposits..............           4,304           3.07        4,189           4.07
   Interest on repurchase agreements......              11           1.84           13           2.23
                                                ----------                  ----------
   Total interest expense.................           4,830           2.71        5,009           3.65
                                                ----------                  ----------
NET INTEREST INCOME                             $    8,212                  $    6,421
                                                ==========                  ==========
   Net interest spread....................                           3.41%                       3.29%
                                                                     ====                        ====
   Net yield on average interest-earning
      assets..............................                           3.85%                       3.90%
                                                                     ====                        ====

(1) Interest and fees on loans includes $2,107,000 and $1,705,000 of loan fee income for the years ended December 31, 2003 and 2002, respectively. There was no interest income recognized on nonaccrual loans during 2003 or 2002.

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

                                                                      YEARS ENDED DECEMBER, 31,
                                                                           2003 VS. 2002
                                                                           CHANGES DUE TO:
                                                            -------------------------------------------
                                                               RATE            VALUE          TOTAL
                                                            -----------     -----------     -----------
                                                                       (DOLLARS IN THOUSANDS)
Increase (decrease) in:
   Income from interest-earning assets:
   Interest and fees on loans........................       $    (1,455)    $     3,073     $     1,618
   Interest on securities............................              (126)            217              91
   Interest on federal funds sold....................               (57)            (40)            (97)
                                                            -----------     -----------     -----------
       Total interest income.........................            (1,638)          3,250           1,612
                                                            -----------     -----------     -----------

   Expense from interest-bearing liabilities:
   Interest on interest-bearing demand deposits......              (244)             69            (175)
   Interest on savings deposits......................              (107)            (10)           (117)
   Interest on time deposits.........................            (1,186)          1,301             115
   Interest on repurchase agreements.................                (2)              -              (2)
                                                            -----------     -----------     -----------
       Total interest expense........................            (1,539)          1,360            (179)
                                                            -----------     -----------     -----------

       Net interest income...........................       $       (99)    $     1,890     $     1,791
                                                            ===========     ===========     ===========

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               2003                     2002
                                                                            -----------              -----------
                                                                                   (DOLLARS IN THOUSANDS)
Mortgage-backed securities........................................          $     4,446              $    11,563
U.S. Government agencies..........................................               12,430                    6,076
State, County, & Municipals.......................................                5,625                    2,643
                                                                            -----------              -----------
                                                                            $    22,501              $    20,282
                                                                            ===========              ===========

MATURITIES

         The amounts of securities, including the weighted average yield in each category as of December 31, 2003, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

                                        AFTER ONE THROUGH FIVE    AFTER FIVE THROUGH TEN
                                                YEARS                     YEARS
                                        AMOUNT        YIELD(1)    AMOUNT        YIELD(1)
                                        ------        --------    ------        --------
                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed securities.......       $  220            4.46%   $1,734            4.37%
U.S. Government agencies.........        4,780            3.65%    7,650            4.49%
                                        ------        --------    ------        --------
                                        $5,000            3.69%   $9,384            4.47%
                                        ======        ========    ======        ========

                                           AFTER TEN YEARS               TOTAL
                                        AMOUNT        YIELD(1)    AMOUNT        YIELD(1)
                                        ------        --------    -------       --------
                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed securities.......       $2,492            4.88%   $ 4,446           4.66%
U.S. Government agencies.........            0               0%    12,430           4.17%
                                        ------        --------    -------       --------
                                        $2,492           4.88.%   $16,876           4.30%
                                        ======        ========    =======       ========

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

TYPES OF LOANS

         The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               2003                     2002
                                                                            -----------              -----------
                                                                                   (DOLLARS IN THOUSANDS)
Commercial........................................................          $    49,921              $    31,946
Construction loans secured by real estate.........................              111,931                   84,547
Commercial loans secured by real estate...........................               47,510                   37,983
Consumer installment loans and other..............................                5,775                    5,690
                                                                            -----------              -----------
                                                                                215,137                  160,166
Less allowance for loan losses....................................               (3,029)                  (2,174)
                                                                            -----------              -----------
       Net loans..................................................          $   212,108              $   157,992
                                                                            ===========              ===========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                                                                           (DOLLARS IN THOUSANDS)
Commercial
   One year or less.....................................................................         $    49,668
   After one through five years.........................................................              38,787
   After five years.....................................................................               8,976
                                                                                                 -----------
                                                                                                      97,431
                                                                                                 -----------

Construction
   One year or less.....................................................................             108,626
   After one through five years.........................................................               3,306
   After five years.....................................................................                   0
                                                                                                 -----------
                                                                                                     111,932
                                                                                                 -----------

Other
   One year or less.....................................................................                   0
   After one through five years.........................................................                   0
   After five years.....................................................................                   0
                                                                                                 -----------

                                                                                                 $   209,363
                                                                                                 ===========

         The following table summarizes loans at December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                                                           (DOLLARS IN THOUSANDS)
Predetermined interest rates............................................................         $    21,734
Floating or adjustable interest rates...................................................              29,335
                                                                                                 -----------
                                                                                                 $    51,069
                                                                                                 ===========

RISK ELEMENTS

         Information with respect to nonaccrual, past due, and restructured loans at December 31, 2003 and 2002 is as follows:

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               2003                     2002
                                                                            -----------              -----------
                                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans..................................................          $     1,449              $       446
Loans contractually past due ninety days or more as to interest or
   principal payments and still accruing..........................                    0                        0
Restructured loans................................................                    0                        0
Potential problem loans...........................................                    0                        0
Interest income that would have been recorded on nonaccrual and
   restructured loans under original terms........................                   17                        8
Interest income that was recorded on nonaccrual and restructured
   loans..........................................................                    0                        0

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

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               2003                     2002
                                                                            -----------              -----------
                                                                                   (DOLLARS IN THOUSANDS)
Average amount of loans outstanding...............................          $   185,261              $   140,512
                                                                            ===========              ===========
Balance of allowance for loan losses at beginning of year.........                2,174                    1,532
                                                                            -----------              -----------
Loans charged off
   Commercial and financial.......................................                  178                        7
   Real estate mortgage...........................................                                            --
   Installment....................................................                                            --
                                                                            -----------              -----------
                                                                                    178                        7
                                                                            -----------              -----------
Loans recovered
   Commercial and financial.......................................                                             5
   Real estate mortgage...........................................                                            --
   Installment....................................................                    0                       --
                                                                            -----------              -----------
                                                                                    178                        5
                                                                            -----------              -----------
Additions to allowance charged to operating expense during year...                1,033                      644
                                                                            -----------              -----------

                                                                                        DECEMBER 31,
                                                                            ------------------------------------
                                                                               2003                     2002
                                                                            -----------              -----------
                                                                                   (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses at end of year...............          $     3,029              $     2,174
                                                                            ===========              ===========
Ratio of net loans charged off during the year to average loans
   outstanding....................................................                  .10%                     .01%
                                                                            ===========              ===========

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

         As of December 31, 2003 and 2002, the allocation of our allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                     DECEMBER, 31 2003                   DECEMBER 31, 2002
                                              -------------------------------     -------------------------------
                                                             PERCENT OF LOANS                    PERCENT OF LOANS
                                                             IN EACH CATEGORY                    IN EACH CATEGORY
                                              AMOUNT          TO TOTAL LOANS      AMOUNT          TO TOTAL LOANS
                                              ------         ----------------     ------         ----------------
                                                                     (DOLLARS IN THOUSANDS)
Commercial..........................          $  325                       23     $  296                       20%
Construction loans secured by real
   estate...........................           1,679                       52      1,268                       53
Commercial loans secured by real
   estate ..........................             967                       22        554                       24
Consumer installment loans and other              58                        3         57                        3
                                              ------         ----------------     ------         ----------------
                                              $3,029                      100%    $2,175                      100%
                                              ======         ================     ======         ================

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                             YEARS ENDED DECEMBER, 31,
                                                         2003                         2002
                                                 AMOUNT       PERCENTAGE       AMOUNT       PERCENTAGE
                                               ----------     ----------     ----------     ----------
                                                              (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits.......     $   19,274            .00%        13,294            .00%
Interest-bearing demand deposits..........         27,272           1.36         23,912           2.28
Savings deposits..........................          9,562           1.51          9,952           2.62
Time deposits.............................        140,247           3.07        102,801           4.07
                                               ----------                    ----------
                                               $  196,355                    $  149,959
                                               ==========                    ==========

(1)      Average balances were determined using the daily average balances.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months, and over twelve months.

                                                                                          (DOLLARS IN THOUSANDS)
                                                                                          ----------------------
Three months or less....................................................................         $  8,920
Over three through six months...........................................................           13,423
Over six through twelve months..........................................................           27,701
Over twelve months......................................................................           23,759
                                                                                                 --------
       Total............................................................................         $ 73,803
                                                                                                 ========

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

         The following rate of return information for the years indicated is presented below.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  -------------------------
                                                                                 2003                     2002
                                                                                ------                   ------
Return on assets (1)..............................................                .89%                     .56%
Return on equity (2)..............................................               8.83                     4.84
Dividend payout ratio (3).........................................                 --                       --
Equity to assets ratio (4)........................................              10.11                    11.50

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

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report...............................................................................    F-1

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002..................................    F-2

Consolidated Statements of Income for the Years Ended December 31, 2003 and December 31, 2002..............    F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003
       and December 31, 2002...............................................................................    F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003
       and December 31, 2002...............................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and December 31, 2002..........    F-6

Notes to Consolidated Financial Statements.................................................................    F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this annual report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement used in connection with the Company's 2004 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with the Company's 2004 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information set forth under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" in the Proxy Statement used in connection with the Company's 2004 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with the Company's 2004 Annual Shareholders' meeting is incorporated herein by reference.

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

  3.2 Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registration Statement on Form SB-2, as amended, Registration No. 333-52494).

  4.1 Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

  10.1 1998 Stock Option Plan (filed as Exhibit 99 to the Registration Statement on Form S-8 Registration Statement filed in July 25, 2002.)

  10.2 Director Deferred Stock Unit Plan (filed as Exhibit 10.2 to Annual Report on Form 10-KSB for the year ended December 2002)

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

  11.1 Statement Re: Computation of Per Share Earnings (included in Note 11 to the financial statement filed herewith)

  14.1   Code of Ethics

  21.1 Subsidiaries of the Company (filed as Exhibit 21.1 to the Registration Statement on Form SB-2, as amended (Registration No. 333-19081)).

  31.1 Certification of Chief Executive Officer Pursuant to Section 307 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification Chief Financial Officer Pursuant to Section 307 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1   Proxy Materials and Proxy for 2003 Annual Shareholders' Meeting.

(b)  Reports on Form 8-K filed in the fourth quarter of 2003:  None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information set forth under the caption "Independent Auditors" in the Proxy Statement used in connection with the Company's 2004 Annual Shareholders' meeting is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GBC BANCORP, INC.

                                    By:   /s/ Larry D. Key
                                          --------------------------------------
                                          Larry D. Key, President and Chief
                                          Executive Officer

                                    Date:  March 29, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                    SIGNATURE                                         TITLE                                 DATE
/s/ Larry D. Key                                     President, Chief Executive Officer and            March 29, 2004
-------------------------------------------------    Chairman of the Company and the Bank
Larry D. Key

/s/ John T. Hopkins III                              Executive Vice President, Chief Financial         March 29, 2004
-------------------------------------------------    Officer, Secretary and Treasurer of the
John T. Hopkins III                                  Company and the Bank

/s/ James B. Ballard                                 Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
James B. Ballard

/s/ Jerry M. Boles                                   Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
Jerry M. Boles

/s/ W. H. Britt                                      Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
W. H. Britt

/s/ Richard F. Combs                                 Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
Richard F. Combs

/s/ William G. Hayes                                 Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
William G. Hayes

/s/ Douglas A. Langley                               Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
Douglas A. Langley

/s/ Norris J. Nash                                   Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
Norris J. Nash

/s/ J. Joseph Powell                                 Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
J. Joseph Powell

/s/ William S. Stanton, Jr.                          Director of the Company and the Bank              March 29, 2004
-------------------------------------------------
William S. Stanton, Jr.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2003

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                                           PAGE
                                                                                                                           ----
INDEPENDENT AUDITOR'S REPORT............................................................................................      1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS........................................................................................      2
     CONSOLIDATED STATEMENTS OF INCOME..................................................................................      3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ...................................................................      4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ...................................................................      5
     CONSOLIDATED STATEMENTS OF CASH FLOWS..............................................................................      6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................................   6-21

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA

                  We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
January 30, 2004

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                          2003           2002
                                                                      ------------   ------------
                               ASSETS

Cash and due from banks                                               $  3,373,507   $  3,360,345
Federal funds sold                                                       1,536,000     10,827,000
Securities available-for-sale                                           22,501,224     20,282,371

Loans, net of unearned income                                          215,137,455    160,166,104
Less allowance for loan losses                                           3,029,508      2,174,339
                                                                      ------------   ------------
          Loans, net                                                   212,107,947    157,991,765

Premises and equipment, net                                                495,617        625,548
Other assets                                                             7,441,981      5,118,949
                                                                      ------------   ------------
          TOTAL ASSETS                                                $247,456,276   $198,205,978
                                                                      ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                               $ 24,241,631   $ 13,390,690
    Interest-bearing                                                   197,809,410    161,392,763
                                                                      ------------   ------------
          Total deposits                                               222,051,041    174,783,453
    Securities sold under repurchase agreements                            352,799        541,214
    Other liabilities                                                    1,735,358      1,451,388
                                                                      ------------   ------------
          TOTAL LIABILITIES                                            224,139,198    176,776,055
                                                                      ------------   ------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $1; 3,000,000 shares authorized;
       1,712,408 and 1,711,083 issued and outstanding, respectively      1,712,408      1,711,083
    Capital surplus                                                     18,083,004     18,068,979
    Retained earnings                                                    3,424,631      1,449,690
    Accumulated other comprehensive income                                  97,035        200,171
                                                                      ------------   ------------

          TOTAL STOCKHOLDERS' EQUITY                                    23,317,078     21,429,923
                                                                      ------------   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $247,456,276   $198,205,978
                                                                      ============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                     2003           2002
                                                                ------------    ------------
INTEREST INCOME
    Loans, including fees                                       $ 12,223,593    $ 10,605,682
    Securities:
      Taxable                                                        595,016         636,047
      Nontaxable                                                     136,876           5,093
    Federal funds sold                                                86,534         182,760
                                                                ------------    ------------
          TOTAL INTEREST INCOME                                   13,042,019      11,429,582
                                                                ------------    ------------

INTEREST EXPENSE
      Deposits                                                     4,819,010       4,996,652
      Securities sold under repurchase agreements                     11,391          12,656
                                                                ------------    ------------
          TOTAL INTEREST EXPENSE                                   4,830,401       5,009,308
                                                                ------------    ------------

          NET INTEREST INCOME                                      8,211,618       6,420,274
PROVISION FOR LOAN LOSSES                                          1,033,118         643,850
                                                                ------------    ------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      7,178,500       5,776,424
                                                                ------------    ------------

OTHER INCOME
    Service charges on deposit accounts                              192,553         140,965
    Loss on sale of securities available-for-sale                     (2,098)              -
    Gain on sale of loans                                            758,178         152,277
    Other operating income                                           517,162         384,859
                                                                ------------    ------------
          TOTAL OTHER INCOME                                       1,465,795         678,101
                                                                ------------    ------------

OTHER EXPENSES
    Salaries and employee benefits                                 3,423,968       3,032,720
    Equipment and occupancy expenses                                 923,536         902,631
    Other operating expenses                                       1,327,007       1,108,336
                                                                ------------    ------------
          TOTAL OTHER EXPENSES                                     5,674,511       5,043,687
                                                                ------------    ------------

          INCOME BEFORE INCOME TAXES                               2,969,784       1,410,838

INCOME TAX EXPENSE                                                   994,843         456,072

                    NET INCOME                                  $  1,974,941    $    954,766
                                                                ============    ============

BASIC EARNINGS PER SHARE                                        $       1.15    $       0.57
                                                                ============    ============

DILUTED EARNINGS PER SHARE                                      $       1.11    $       0.55
                                                                ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003           2002
                                                                    -----------    -----------
NET INCOME                                                          $ 1,974,941    $   954,766

OTHER COMPREHENSIVE INCOME (LOSS):

        Unrealized holding gains (losses) on securities
            available-for-sale arising during period, net of
            tax (benefits) of $(49,109) and $72,973, respectively      (104,437)       143,375

        Reclassification adjustment for losses realized in net
            income, net of tax benefits of $797                           1,301              -
                                                                    -----------    -----------

    OTHER COMPREHENSIVE INCOME (LOSS)                                  (103,136)       143,375
                                                                    -----------    -----------

COMPREHENSIVE INCOME                                                $ 1,871,805    $ 1,098,141
                                                                    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                               ACCUMULATED
                                         COMMON STOCK                                             OTHER           TOTAL
                                    ------------------------      CAPITAL        RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                     SHARES       PAR VALUE       SURPLUS        EARNINGS     INCOME (LOSS)      EQUITY
                                    ---------   ------------   ------------    ------------   ------------    ------------
BALANCE, DECEMBER 31, 2001          1,502,216   $  1,502,216   $ 15,364,153    $    494,924   $     56,796    $ 17,418,089
    Net income                              -              -              -         954,766              -         954,766
    Issuance of common stock          208,867        208,867      2,715,269               -              -       2,924,136
    Stock offering costs                    -              -        (10,443)              -              -         (10,443)
    Other comprehensive income              -              -              -               -        143,375         143,375
                                    ---------   ------------   ------------    ------------   ------------    ------------
BALANCE, DECEMBER 31, 2002          1,711,083      1,711,083     18,068,979       1,449,690        200,171      21,429,923
    Net income                              -              -              -       1,974,941              -       1,974,941
    Stock options exercised             1,325          1,325         14,025               -              -          15,350
    Other comprehensive loss                -              -              -               -       (103,136)       (103,136)
                                    ---------   ------------   ------------    ------------   ------------    ------------
BALANCE, DECEMBER 31, 2003          1,712,408   $  1,712,408   $ 18,083,004    $  3,424,631   $     97,035    $ 23,317,078
                                    =========   ============   ============    ============   ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              2003            2002
                                                                         ------------    ------------
OPERATING ACTIVITIES
    Net income                                                           $  1,974,941    $    954,766
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                          255,950         273,588
        Deferred income taxes                                                (513,540)       (342,077)
        Gain on sale of other real estate                                      (2,458)              -
        Gain on sale of loans                                                (758,178)       (152,277)
        Loss on sale of securities available-for-sale                           2,098               -
        Provision for loan losses                                           1,033,118         643,850
        Increase  in interest receivable                                     (105,135)       (102,865)
        Decrease in interest payable                                          (76,684)        (73,692)
        Increase in income taxes payable                                       23,874          97,887
        Net other operating activities                                        248,817         197,574
                                                                         ------------    ------------
            Net cash provided by operating activities                       2,082,803       1,496,754
                                                                         ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                            (15,901,589)    (18,601,825)
    Proceeds from maturities of securities available-for-sale              12,425,679       7,863,178
    Proceeds from sale of  securities available-for-sale                    1,103,511               -
    Net (increase) decrease in federal funds sold                           9,291,000      (5,526,000)
    Net increase in loans                                                 (54,851,746)    (37,857,695)
    Purchase of premises and equipment                                       (126,019)        (89,601)
    Proceeds from sale of other realestate                                    353,000               -
    Purchase of life insurance policies                                    (1,458,000)              -
                                                                         ------------    ------------
            Net cash used in investing activities                         (49,164,164)    (54,211,943)
                                                                         ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                               47,267,588      48,859,144
    Net decrease in securities sold under repurchase agreements              (188,415)        (44,783)
    Proceeds from the sale of common stock                                          -       2,924,136
    Proceeds from the issuance of common stock                                 15,350               -
    Stock offering costs                                                            -         (10,443)
                                                                         ------------    ------------
            Net cash provided by financing activities                      47,094,523      51,728,054
                                                                         ------------    ------------

Net increase (decrease) in cash and due from banks                             13,162        (987,135)

Cash and due from banks at beginning of year                                3,360,345       4,347,480
                                                                         ------------    ------------

Cash and due from banks at end of year                                   $  3,373,507    $  3,360,345
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
            Interest                                                     $  4,907,085    $  5,083,000

            Income taxes                                                 $  1,484,475    $    700,262

NONCASH TRANSACTION
    Principal balances of loans transferred to other real estate owned   $    892,404    $          -

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS

         GBC Bancorp, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Gwinnett Banking Company (the "Bank"). The Bank is a commercial bank located in Lawrenceville, Gwinnett County, Georgia with a branch in Alpharetta, Fulton County, Georgia. The Bank provides a full range of banking services in its primary market area of Gwinnett County and surrounding counties.

        BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

         The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

         In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

        CASH, DUE FROM BANKS AND CASH FLOWS

         For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits, and securities sold under repurchase agreements are reported net.

         The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $224,000 and $299,000 at December 31, 2003 and 2002.

        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are generally accounted for as collateralized financing transactions. They are recorded at the amount the security was sold plus accrued interest. The Company monitors its exposure with respect to securities sold under repurchase agreements, and request for the return of excess securities held by the counterparty is made when deemed necessary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SECURITIES

         Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.

         The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

        LOANS

         Loans are reported at their outstanding principal balances less deferred fees and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

         The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

         A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

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

        ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        ALLOWANCE FOR LOAN LOSSES (CONTINUED)

         The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower's ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

         The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        PREMISES AND EQUIPMENT

         Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

        OTHER REAL ESTATE OWNED

         Other real estate owned represents properties acquired through or in lieu of foreclosure and are initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. There was no other real estate owned at either December 31, 2003 or 2002.

        INCOME TAXES

         Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        STOCK-BASED COMPENSATION

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

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                        2003             2002
                                                                   -------------     ------------
Net income, as reported                                            $   1,974,941     $    954,766
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects                 (381,174)        (105,672)
                                                                   -------------     ------------
Pro forma net income                                               $   1,593,767     $    849,094
                                                                   =============     ============
Earnings per share:

   Basic - as reported                                             $        1.15     $        .57
                                                                   =============     ============
   Basic - pro forma                                               $         .93     $        .51
                                                                   =============     ============
   Diluted - as reported                                           $        1.11     $        .55
                                                                   =============     ============
   Diluted - pro forma                                             $         .90     $        .49
                                                                   =============     ============

        EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

        COMPREHENSIVE INCOME

         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECENT ACCOUNTING STANDARDS

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

NOTE 2. SECURITIES

          The amortized cost and fair value of securities available for sale are summarized as follows:

                                                GROSS          GROSS
                               AMORTIZED      UNREALIZED     UNREALIZED       FAIR
                                 COST           GAINS          LOSSES         VALUE
                              ------------   ------------   ------------   ------------
DECEMBER 31, 2003:
U. S. TREASURY AND U.S.
   GOVERNMENT AGENCIES        $ 12,398,663   $     55,774   $    (24,464)  $ 12,429,973
STATE AND MUNICIPAL              5,597,923         64,847        (37,226)     5,625,544
MORTGAGE-BACKED SECURITIES       4,348,131         97,576              -      4,445,707
                              ------------   ------------   ------------   ------------
                              $ 22,344,717   $    218,197   $    (61,690)  $ 22,501,224
                              ============   ============   ============   ============
 December 31, 2002:
 U. S. Treasury and U.S.
    Government agencies       $  5,995,516   $     81,054   $          -   $  6,076,570
 State and municipal             2,642,170          1,011            (44)     2,643,137
 Mortgage-backed securities     11,336,730        225,934              -     11,562,664
                              ------------   ------------   ------------   ------------
                              $ 19,974,416   $    307,999   $        (44)  $ 20,282,371
                              ============   ============   ============   ============

          Securities with a carrying value of $1,499,790 and $3,038,090 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

          Gains and losses on sales of securities available for sale consist of the following:

                                     DECEMBER 31,
                              ----------------------
                               2003          2002
                              -------    -----------
Gross Gains                   $ 4,316    $         -
Gross losses                   (6,414)             -
                              -------    -----------
Net realized gains (losses)   $(2,098)   $         -
                              =======    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The amortized cost and fair value of securities as of December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty, Therefore, these securities are not included in the maturity categories in the following summary.

                              AMORTIZED       FAIR
                                COST          VALUE
                             -----------   -----------
Due from five to ten years   $16,300,812   $16,333,349
Due after ten years            1,695,774     1,722,168
Mortgage-backed securities     4,348,131     4,445,707
                             -----------   -----------
                             $22,344,717   $22,501,224
                             ===========   ===========

          At December 31, 2003, no securities had been a continuous unrealized loss position for more than one year.

NOTE 3. LOANS

          The composition of loans is summarized as follows:

                                                     DECEMBER 31,
                                            ------------------------------
                                                2003             2002
                                            -------------    -------------
Commercial                                  $  49,920,795    $  31,945,581
Commercial loans secured by real estate        47,510,237       37,983,404
Construction loans secured by real estate     112,259,526       84,828,691
Consumer installment and other                  5,774,679        5,689,558
                                            -------------    -------------
                                              215,465,237      160,447,234
Deferred fees                                    (327,782)        (281,130)
Allowance for loan losses                      (3,029,508)      (2,174,339)
                                            -------------    -------------
Loans, net                                  $ 212,107,947    $ 157,991,765
                                            =============    =============

         Changes in the allowance for loan losses are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                   2003           2002
                                                -----------    -----------
Balance, beginning of year                      $ 2,174,339    $ 1,532,300
   Provision for loan losses                      1,033,118        643,850
   Loans charged off                               (177,949)        (6,911)
   Recoveries of loans previously charged off             -          5,100
                                                -----------    -----------
Balance, end of year                            $ 3,029,508    $ 2,174,339
                                                ===========    ===========

          At December 31, 2003, the Company had real estate acquisition and development loans to certain borrowers totaling $630,000. Such loans have been accounted for as real estate investment because the risks and rewards associated with these loans are similar to those associated with an investment in real estate.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The total recorded investment in impaired loans, consisting solely of loans on nonaccrual status, was $1,449,059 and $445,774 at December 31, 2003 and 2002, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2003 and 2002. The average recorded investment in impaired loans for 2003 and 2002 was $843,596 and $125,823, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended 2003 and 2002.

          There were no loans past due ninety days or more and still accruing interest at December 31, 2003 and 2002.

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning of year   $ 6,096,751
   Advances                    5,502,958
   Repayments                 (4,323,538)
                             -----------
Balance, end of year         $ 7,276,171
                             ===========

NOTE 4. PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                  DECEMBER 31,
                           -------------------------
                               2003         2002
                           -----------    ----------
Equipment                  $ 1,540,151    $1,414,132
Leasehold improvements         320,635       320,635
                           -----------    ----------
                             1,860,786     1,734,767
Accumulated depreciation    (1,365,169)   (1,109,219)
                           -----------    ----------
                           $   495,617    $  625,548
                           ===========    ==========

NOTE 5. DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $73,803,119 and $54,071,984,
          respectively. The Company had brokered certificates of deposit at December 31, 2003 and 2002 of $52,135,247 and $39,952,299,
          respectively. The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004   $111,954,368
2005     20,241,098
2006     15,956,405
2007      6,451,655
2008        279,950
       ------------
       $154,883,476
       ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

          Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2003 and 2002 were $352,799 and $541,214, respectively.

NOTE 7. DEFERRED COMPENSATION PLANS

          The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officers. The balance of the policy cash surrender values included in other assets at December 31, 2003 and 2002 is $4,671,616 and $3,053,719,
          respectively. Income recognized on the policies amounted to $159,897 and $141,851 for the years ended December 31, 2003 and 2002, respectively. Deferred compensation expense recognized for the years ended December 31, 2003 and 2002 amounted to $219,031 and $122,621, respectively.

          Effective January 1, 2001, the Company established a "Deferred Stock Unit" plan in which members of the Board of Directors and Executive Officers may choose to receive "deferred fee units" as consideration for their directors' fees in lieu of cash. The deferred fee units assigned to the members equal the number of shares of common stock that could be purchased at the fair market value with the amount of fees deferred. The units will be settled in cash when the member terminates service as a director or there is a change in control of the Company at the fair market value of the Company's common stock. The member may receive a lump sum cash payment for the value of the units or defer cash payments for a period of up to ten years. At December 31, 2003 and 2002, 22,096 and 14,559 units, respectively, have been assigned to the members under this plan. The fair market value of the units included in other liabilities amounted to $320,400 and $203,800 at December 31, 2003 and 2002, respectively. The units are not considered to be potential common shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

          Income tax expense consists of the following:

                             YEARS ENDED DECEMBER 31,
                             ------------------------
                                2003           2002
                             -----------    ---------
Current                      $ 1,508,383    $ 798,149
Deferred                        (513,540)    (342,077)
                             -----------    ---------
        Income tax expense   $   994,843    $ 456,072
                             ===========    =========

          The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                            2003          2002
                                         -----------    ---------
Income taxes at statutory federal rate   $ 1,009,727    $ 479,684
Tax-exempt income                           (100,724)     (49,507)
Other                                         85,840       25,895
                                         -----------    ---------
Income tax expense                       $   994,843    $ 456,072
                                         ===========    =========

          The components of deferred income taxes are as follows:

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2003        2002
                                                          ----------   --------
Deferred tax assets:
  Loan loss reserves                                      $1,114,674   $738,573
  Loan fees                                                  123,691    106,150
  Depreciation                                                15,118     21,798
  Deferred compensation                                      249,830    123,252
                                                          ----------   --------
                                                           1,503,313    989,773
                                                          ----------   --------
Deferred tax liabilities, securities available for sale       59,472    107,784
                                                          ----------   --------
Net deferred tax assets                                   $1,443,842   $881,989
                                                          ==========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED PARTY TRANSACTIONS AND LEASES

          The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The Company also leases its branch facilities under a noncancelable operating lease from a third party. The initial lease term is for five years with the monthly rental payment increasing every year by 3%. The lease also includes two five-year extension terms. Both lease agreements require the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitments under the leases at December 31, 2003 are due as follows:

During the next five years                $1,990,680
During the remaining term of the leases    1,721,485
                                          ----------
                                          $3,712,165
                                          ==========

          Total rental expense is summarized as follows:

                        YEARS ENDED DECEMBER 31,
                      ---------------------------
                          2003           2002
                      ------------   ------------
GBC Properties, LLC   $    286,596   $    286,596
Other third parties        120.378        117,865
                      ------------   ------------
                      $    406,974   $    404,461
                      ============   ============

NOTE 10. STOCK-BASED COMPENSATION

          The Company has reserved 398,500 shares of common stock for issuance to employees and directors under an incentive stock option plan. The options granted are exercisable at a price equal to fair value on the date of grant and expire ten years from the grant date.

          Other pertinent information related to the options is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                                2003                           2002
                                     ---------------------------   ---------------------------
                                                      WEIGHTED-                     Weighted-
                                                      AVERAGE                       average
                                                      EXERCISE                      Exercise
                                        NUMBER         PRICE          Number         Price
                                     ------------   ------------   ------------   ------------
Under option, beginning of year           262,325   $      11.16        186,000   $      10.00
   Granted                                 76,000          14.00         76,325          14.00
   Exercised                               (1,325)         11.58              -
   Terminated                                (200)         14.00              -
                                          -------   ------------        -------   ------------
Under option, end of year                 336,800          11.80        262,325          11.16
                                          -------   ------------        -------   ------------
Exercisable, end of year                  336,800          11.80        224,163          10.68
                                          =======   ============        =======   ============
Weighted average fair value of
   options granted during the year                          5.57                          4.45

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Information pertaining to options outstanding at December 31, 2003 is as follows:

                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                      ------------------------------------------   ------------------------------
                                        WEIGHTED-
                                         AVERAGE        WEIGHTED-                       WEIGHTED-
                                        REMAINING        AVERAGE                         AVERAGE
    RANGE OF             NUMBER        CONTRACTUAL       EXERCISE         NUMBER        EXERCISE
EXERCISE PRICES       OUTSTANDING          LIFE           PRICE        EXERCISABLE        PRICE
---------------       -----------      -----------     ----------      -----------   ------------
$10.00 - $14.00         336,800            7.18        $    11.80      336,800       $      11.80

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           YEAR ENDED
                          DECEMBER 31,
                               2003
                          ------------
Dividend yield                    0%
Expected life              10 years
Expected volatility               0%
Risk-free interest rate        4.55%

NOTE 11. EARNINGS PER SHARE

          Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                  YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                                  2003               2002
                                             ---------------   ---------------
Basic Earnings Per Share:
Weighted average common shares outstanding         1,711,816         1,680,884
                                             ===============   ===============
Net income                                   $     1,974,941   $       954,766
                                             ===============   ===============
Basic earnings per share                     $          1.15   $           .57
                                             ===============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                        2003              2002
                                                   ---------------   ---------------
Diluted Earnings Per Share:
   Weighted average common shares outstanding            1,711,816         1,680,884
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year              62,609            53,143
                                                   ---------------   ---------------
   Total weighted average common shares and
         common stock equivalents outstanding            1,774,426         1,734,027
                                                   ===============   ===============
   Net income                                      $     1,974,941   $       954,766
                                                   ===============   ===============
   Diluted earnings per share                      $          1.11   $           .55
                                                   ===============   ===============

NOTE 12. COMMITMENTS AND CONTINGENCIES

         LOAN COMMITMENTS

          The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as they do for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                      DECEMBER 31,
                                             ------------------------------
                                                  2003             2002
                                             -------------    -------------
Financial standby letters of credit          $   7,920,996    $   3,732,872
Commitments to extend credit                    81,459,639       66,067,474
                                             -------------    -------------
                                             $  89,380,635    $  69,800,346
                                             =============    =============

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

          Seventy-four percent the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

          The Company does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $4,750,000.

NOTE 14. REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, approximately $1,011,700 of dividends could be declared without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined and of Tier I capital to average assets. Management believes, as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Prompt corrective provisions are not applicable to bank holding companies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                        TO BE WELL
                                                                            FOR CAPITAL             CAPITALIZED UNDER
                                                                              ADEQUACY              PROMPT CORRECTIVE
                                                    ACTUAL                    PURPOSES              ACTION PROVISIONS
                                           -----------------------    -----------------------    -----------------------
                                             AMOUNT        RATIO        AMOUNT       RATIO         AMOUNT       RATIO
                                           ----------   ----------    ----------   ----------    ----------   ----------
                                                                       (DOLLARS IN THOUSANDS)
                                           -----------------------------------------------------------------------------
DECEMBER 31, 2003:
TOTAL CAPITAL TO RISK WEIGHTED ASSETS:
   CONSOLIDATED                            $   26,039        11.32%   $   18,409            8%   $      N/A          N/A
   BANK                                    $   25,453        11.06%   $   18,409            8%   $   23,011           10%

TIER I CAPITAL TO RISK WEIGHTED
ASSETS:
   CONSOLIDATED                            $   23,220        10.09%   $    9,204            4%   $      N/A          N/A
   BANK                                    $   22,634         9.84%   $    9,204            4%   $   13,809            6%

TIER I CAPITAL TO AVERAGE ASSETS:
   CONSOLIDATED                            $   23,220         9.40%   $    9,881            4%   $      N/A          N/A
   BANK                                    $   22,634         9.16%   $    9,881            4%   $   12,351            5%

December 31, 2002:
Total Capital to Risk Weighted Assets:
   Consolidated                            $   23,362        13.70%   $   13,640            8%   $      N/A          N/A
   Bank                                    $   22,785        13.34%   $   13,640            8%   $   17,050           10%

Tier I Capital to Risk Weighted
Assets:
   Consolidated                            $   21,230        12.45%   $    6,820            4%   $      N/A          N/A
   Bank                                    $   20,611        12.09%   $    6,820            4%   $   10,230            6%

Tier I Capital to Average Assets:
   Consolidated                            $   21,230        10.90%   $    7,789            4%   $      N/A          N/A
   Bank                                    $   20,611        10.58%   $    7,789            4%   $    9,737            5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

          CASH, DUE FROM BANKS AND FEDERAL FUNDS SOLD: The carrying amounts of cash, due from banks, and federal funds sold approximate fair values.

          SECURITIES: Fair values for securities are based on available quoted market prices.

          LOANS: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed rate loans is estimated based on discounted contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value for impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

          DEPOSITS: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

          SECURITIES SOLD UNDER REPURCHASE AGREEMENTS: The carrying amounts of securities sold under repurchase agreements approximate fair value.

          ACCRUED INTEREST: The carrying amount of accrued interest approximates their fair values.

          OFF-BALANCE SHEET INSTRUMENTS: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                        DECEMBER 31, 2003              December 31, 2002
                                   ---------------------------   ---------------------------
                                     CARRYING         FAIR         Carrying         Fair
                                      AMOUNT         VALUE          Amount         Value
                                   ------------   ------------   ------------   ------------
FINANCIAL ASSETS:
   Cash, due from banks,
      and federal funds sold       $  4,909,507   $  4,909,507   $ 14,187,345   $ 14,187,345
   Securities available-for-sale     22,501,224     22,501,224     20,282,371     20,282,371
   Loans                            212,107,947    216,339,000    157,991,765    162,163,000
   Accrued interest receivable        1,087,494      1,087,494        982,359        982,359

FINANCIAL LIABILITIES:
   Deposits                         222,051,041    224,396,000    174,783,453    177,000,000
   Accrued interest payable             384,708        384,708        461,392        461,392
   Securities sold under
      repurchase agreements             352,799        352,799        541,214        541,214

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

          Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                         YEARS ENDED DECEMBER 31,
                                       ---------------------------
                                           2003           2002
                                       ------------   ------------
Other operating income:
   Mortgage origination fees           $    166,240   $    151,235
   Income on life insurance policies        159,897        141,851

Other operating expenses:
   Professional and consulting              188,728        214,938
   Data processing                          167,444        143,221

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 2003 and 2002.

                            CONDENSED BALANCE SHEETS

                                     2003           2002
                                  -----------   -----------
ASSETS
 Cash                             $   556,646   $   585,370
 Investment in subsidiary          22,731,042    20,810,778
 Other assets                          29,390        33,775
                                  -----------   -----------

   Total assets                   $23,317,078   $21,429,923
                                  ===========   ===========

     TOTAL STOCKHOLDERS' EQUITY   $23,317,078   $21,429,923
                                  ===========   ===========

                         CONDENSED STATEMENTS OF INCOME

                                                         2003           2002
                                                      -----------    ---------
INTEREST INCOME                                       $         -    $  19,365

EXPENSES, OTHER                                            77,850       89,693
                                                      -----------    ---------

       INCOME (LOSS) BEFORE INCOME TAX
           EXPENSE (BENEFIT) AND EQUITY IN
           UNDISTRIBUTED EARNINGS OF SUBSIDIARY           (77,850)     (70,328)

INCOME TAX EXPENSE (BENEFIT)                              (29,390)     (26,504)
                                                      -----------    ---------

       INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
           EARNINGS OF SUBSIDIARY                         (48,460)     (43,824)

EQUITY IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARY                                        2,023,401      998,590
                                                      -----------    ---------

        NET INCOME                                    $ 1,974,941    $ 954,766
                                                      ===========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          2003           2002
                                                       -----------    -----------
OPERATING ACTIVITIES
   Net income                                          $ 1,974,941    $   954,766
   Adjustments to reconcile net income to net
      cash used in operating activities:
      Equity in undistributed earnings of subsidiary    (2,023,401)      (998,590)
      Net other operating activities                         4,386        (20,656)
                                                       -----------    -----------

       Net cash used in operating activities               (44,074)       (64,480)
                                                       -----------    -----------
INVESTING ACTIVITIES

   Investment in subsidiary                                      -     (2,400,000)
                                                       -----------    -----------
       Net cash used in investing activities                     -     (2,400,000)
                                                       -----------    -----------
FINANCING ACTIVITIES

   Proceeds from sale of common stock                            -      2,924,136
   Proceeds from the issuance of common stock               15,350              -
   Stock offering costs                                          -        (10,443)
                                                       -----------    -----------

       Net cash provided by financing activities            15,350      2,913,693
                                                       -----------    -----------
Net increase (decrease) in cash                            (28,724)       449,213

Cash at beginning of year                                  585,370        136,157
                                                       -----------    -----------

Cash at end of year                                    $   556,646    $   585,370
                                                       ===========    ===========