Form 10QSB
period 2004-03-31
GBC BANCORP INC
filed 2004-05-13
CIK 1026231

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-50265

                                GBC Bancorp, Inc.
                 ----------------------------------------------
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

                                 (770) 995-0000
                           -------------------------
                           (Issuer's telephone number)

                                       N/A
                 ----------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 1,716,708; $1.00 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEET - MARCH 31, 2004...................   3

           CONSOLIDATED STATEMENTS OF INCOME AND
            COMPREHENSIVE INCOME - THREE MONTHS ENDED
            MARCH 31, 2004 AND 2003......................................   4

           CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
            MONTHS ENDED MARCH 31, 2004 AND 2003.........................   5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................   6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATION.......................................   7

        ITEM 3. CONTROLS AND PROCEDURES..................................  14

PART II.OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K........................  14

        SIGNATURES.......................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                  ASSETS
Cash and due from banks                                             $  6,432,843
Federal funds sold                                                     8,255,000
Securities available-for-sale, at fair value                          24,368,903

Loans                                                                224,565,229
Less allowance for loan losses                                         3,184,130
                                                                    ------------
          Loans, net                                                 221,381,099

Premises and equipment                                                   457,383
Other assets                                                           7,401,115
                                                                    ------------
          TOTAL ASSETS                                              $268,296,343
                                                                    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing                                             $ 24,693,130
    Interest-bearing                                                 217,109,658
                                                                    ------------
          TOTAL DEPOSITS                                             241,802,788
Securities sold under repurchase agreements                              492,502
Other liabilities                                                      1,880,976
                                                                    ------------
          TOTAL LIABILITIES                                          244,176,266
                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      1,716,708 shares issued and outstanding                          1,716,708
    Capital surplus                                                   18,124,904
    Retained earnings                                                  4,029,956
    Accumulated other comprehensive income                               248,509
                                                                    ------------
          TOTAL STOCKHOLDERS' EQUITY                                  24,120,077
                                                                    ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $268,296,343
                                                                    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                2004          2003
                                                             -----------   -----------
INTEREST INCOME
    Loans                                                    $ 3,475,624   $ 2,870,450
    Taxable securities                                           195,175       162,829
    Nontaxable securities                                         48,801        24,156
    Federal funds sold                                            14,654        19,408
                                                             -----------   -----------
              TOTAL INTEREST INCOME                            3,734,254     3,076,843
                                                             -----------   -----------

INTEREST EXPENSE
    Deposits                                                   1,244,648     1,192,083
    Repurchase agreements                                          4,001         4,001
                                                             -----------   -----------
              TOTAL INTEREST EXPENSE                           1,248,649     1,196,084
                                                             -----------   -----------
              NET INTEREST INCOME                              2,485,605     1,880,759
PROVISION FOR LOAN LOSSES                                        171,237       167,720
                                                             -----------   -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                      2,314,368     1,713,039
                                                             -----------   -----------

OTHER INCOME
    Service charges on deposit accounts                           96,048        37,178
    Other operating income                                       193,762       254,956
                                                             -----------   -----------
              TOTAL OTHER INCOME                                 289,810       292,134
                                                             -----------   -----------

OTHER EXPENSES
    Salaries and employee benefits                             1,106,063       844,030
    Equipment and occupancy expenses                             231,777       222,993
    Other operating expenses                                     373,013       332,972
                                                             -----------   -----------
              TOTAL OTHER EXPENSES                             1,710,853     1,399,995
                                                             -----------   -----------
              NET INCOME BEFORE INCOME TAXES                     893,325       605,178

INCOME TAX EXPENSE                                               288,000       200,000
                                                             -----------   -----------
              NET INCOME                                         605,325       405,178
                                                             -----------   -----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses)  on securities
      available-for-sale arising during period, net of tax       151,474       (65,144)
                                                             -----------   -----------
              COMPREHENSIVE INCOME                           $   756,799   $   340,034
                                                             ===========   ===========
BASIC EARNINGS PER SHARE                                     $      0.35   $      0.24
                                                             ===========   ===========
DILUTED EARNINGS PER SHARE                                   $      0.34   $      0.23
                                                             ===========   ===========
CASH DIVIDENDS PER SHARE                                     $         -   $         -
                                                             ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                  2004            2003
                                                                              ------------    ------------
OPERATING ACTIVITIES
    Net income                                                                $    605,325    $    405,178
    Adjustments to reconcile net income  to net
        cash provided by operating activities:
        Depreciation                                                                52,311          65,190
        Provision for loan losses                                                  171,237         167,720
        (Increase) decrease  in interest receivable                                (16,522)         64,841
        Increase (decrease) in interest payable                                     85,060         (40,309)
        Increase in taxes payable                                                  173,292          65,416
        Net other operating activities                                            (148,184)       (216,243)
                                                                              ------------    ------------
              Net cash provided by  operating activities                           922,519         511,793
                                                                              ------------    ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                  (4,996,222)     (1,998,938)
    Proceeds from maturities of securities available-for-sale                    3,372,856       2,515,410
    Net (increase) decrease  in federal funds sold                              (6,719,000)        857,000
    Net increase in loans                                                       (9,444,389)     (6,975,368)
    Purchase of premises and equipment                                             (14,077)        (15,241)
                                                                              ------------    ------------
          Net cash used in investing activities                                (17,800,832)     (5,617,137)
                                                                              ------------    ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                    19,751,747       6,608,065
    Net  increase (decrease) in securities sold under repurchase agreements        139,703        (212,573)
    Net proceeds from the exercise of stock options                                 46,199               -
                                                                              ------------    ------------
          Net cash provided by financing activities                             19,937,649       6,395,492
                                                                              ------------    ------------

Net increase in cash and due from banks                                          3,059,336       1,290,148

Cash and due from banks at beginning of period                                   3,373,507       3,360,345
                                                                              ------------    ------------

Cash and due from banks at end of period                                      $  6,432,843    $  4,650,493
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for :
                  Interest                                                    $  1,163,589    $  1,155,775

                  Income taxes                                                $    148,098    $    219,073

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

         The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCK COMPENSATION PLAN

         At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2004             2003
                                                  ----------      ------------
Net income, as reported                           $  605,325      $   405,178
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                                0         (314,337)
                                                  ----------      -----------
Pro forma net income  (loss)                      $  605,325      $    90,841
                                                  ==========      ===========

Earnings (losses) per share:
   Basic - as reported                            $      .35      $       .24
                                                  ==========      ===========
   Basic - pro forma                              $      .35      $       .05
                                                  ==========      ===========
   Diluted - as reported                          $      .34      $       .23
                                                  ==========      ===========
   Diluted - pro forma                            $      .34      $       .05
                                                  ==========      ===========

NOTE 3.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying consolidated financial statements. The purposes of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our unaudited consolidated financial statements as of and for the three months ended March 31, 2004. Reference should be made to those statements for an understanding of the following discussion and analysis.

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

OVERVIEW

Our results for the first quarter of 2004 were highlighted by continued increased profitability to approximately $605,000, compared to approximately $405,000 for the first quarter of 2003, along with continued quality growth of over $20 million in total assets during the quarter.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at and for the year ended December 31, 2003, as filed on our annual report on Form 10-KSB.

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

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency needs category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of March 31, 2004 was considered satisfactory.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $399,000 dividend without regulatory approval.

At March 31, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                      ACTUAL
                            --------------------
                                                    MINIMUM
                                                   REGULATORY
                            CONSOLIDATED   BANK   REQUIREMENT
                            ------------  ------  -----------
Leverage capital ratios         9.27%      9.03%     4.00%
Risk-based capital ratios:
   Core capital                10.16       9.89      4.00
   Total capital               11.41      11.14      8.00

These ratios may decline as asset growth continues, but are expected to exceed regulatory minimum requirements. We believe that anticipated future earnings will assist in keeping these ratios at satisfactory levels.

We believe that our liquidity and capital resources will be adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                MARCH 31,
                                  2004
                              ------------
Commitments to extend credit  $90,461,442
Letters of credit               6,674,344
                              -----------
                              $97,135,786
                              ===========

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                              MARCH 31,   DECEMBER 31,
                                                2004          2003
                                              ---------   ------------
                                              (DOLLARS IN THOUSANDS)
                                              -----------------------
Cash and due from banks                       $   6,433     $  3,374
Federal funds sold                                8,255        1,536
Securities                                       24,369       22,501
Loans, net                                      221,381      212,108


Premises and equipment                              457          496
Other assets                                      7,401        7,442
                                              ---------     --------
                                              $ 268,296     $247,457
                                              =========     ========

Deposits                                      $ 241,803     $222,051
Securities sold under repurchase agreements         492          353
Other liabilities                                 1,881        1,735
Stockholders' equity                             24,120       23,318
                                              ---------     --------
                                              $ 268,296     $247,457
                                              =========     ========

Our total assets increased by 8.42% for the first quarter of 2004. Deposit growth of $19,752,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our loan to deposit ratio has decreased to 91.55% at March 31, 2004, from 95.52% at December 31, 2003. Our total equity increased by year-to-date net income of $605,000, by unrealized gains on securities available-for-sale of $151,000, net of tax, and by $46,000 proceeds from the exercise of stock options.

Our securities portfolio, consisting of U.S. Agency, mortgage-backed securities and state, county and municipals, amounted to $24,369,000 at March 31, 2004. Unrealized gains on securities amounted to $401,000 at March 31, 2004, as compared to an unrealized gain of $156,000 at December 31, 2003. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Following is a summary of our operations for the periods indicated.

                             THREE MONTHS ENDED
                                  MARCH 31,
                            ---------------------
                              2004         2003
                            --------     --------
                            (DOLLARS IN THOUSANDS)
                            ----------------------
Interest income             $  3,734     $  3,077
Interest expense               1,249        1,196
                            --------     --------
Net interest income            2,485        1,881
Provision for loan losses        171          168
Other income                     290          292
Other expense                  1,711        1,400
                            --------     --------
Pretax income                    893          605
Income tax                       288          200
                            --------     --------
Net income                  $    605     $    405
                            ========     ========

Net Interest Income. Our net interest income has increased by $604,000 during the first quarter of 2004, as compared to the same period in 2003. Our net interest margin increased to 4.52% during the first quarter of 2004, as compared to 3.93% for the first quarter of 2003 and 3.85% for the entire year of 2003. The increase in net interest income is due primarily to the increased volume of average loans. The increase in net interest margin is due to the decrease in cost of funds. The cost of funds has decreased as deposits have been able to be repriced as they matured. Our cost of funds decreased to 2.13% in the first quarter of 2004, as compared to 2.98% in the first quarter of 2003.

Provision for Loan Losses. The provision for loan losses increased by $3,000 during the first quarter of 2004 as compared to the same period in 2003. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.42% at March 31, 2004, as compared to 1.41% at December 31, 2003.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2004 and 2003 is as follows:

                                                                             MARCH 31,
                                                                         ---------------
                                                                          2004     2003
                                                                         ------   ------
Nonaccrual loans                                                         $1,139   $1,087
Loans contractually past due 90 days or more as to interest
   or principal payments and still accruing                                   0        0

Restructured loans                                                            0        0
Potential problem loans                                                   3,988    2,818
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                               24       15
Interest income that was recorded on nonaccrual and restructured loans        0        0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2004 and 2003 is as follows:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ----------------------
                                                                      2004          2003
                                                                    --------      --------
                                                                    (DOLLARS IN THOUSANDS)
                                                                    ----------------------
Average amount of loans outstanding                                 $ 220,094     $ 164,405
                                                                    =========     =========

Balance of allowance for loan losses at beginning of period         $   3,029     $   2,174
                                                                    ---------     ---------

Loans charged off
   Commercial and financial                                                16             6
   Real estate mortgage                                                     -             -
   Installment                                                              -             -
                                                                    ---------     ---------
                                                                           16             6
                                                                    ---------     ---------

Loans recovered
   Commercial and financial                                                 -             -
   Real estate mortgage                                                     -             -
   Installment                                                              -             -
                                                                    ---------     ---------
                                                                            -             -
                                                                    ---------     ---------

Net charge-offs                                                            16             6
                                                                    ---------     ---------

Additions to allowance charged to operating expense during period         171           167
                                                                    ---------     ---------

Balance of allowance for loan losses at end of period               $   3,184     $   2,335
                                                                    =========     =========

Ratio of net loans charged off during the period to
   average loans outstanding                                              .01%          .01%
                                                                    =========     =========

Other Income. Other income decreased by $2,000 during the first quarter of 2004, as compared to the same period in 2003 due to an increase of $20,000 from premiums on the sale of SBA loans and a decrease of $22,000 in mortgage loan fees.

Other Expenses. Other expenses increased by $311,000 during the first quarter of 2004, as compared to the same period in 2003 due to increased salaries and employee benefits of $262,000 and increased other operating expenses of $49,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 42 at March 31, 2004, from 39 at March 31, 2003 and to other annual salary increases. Occupancy and equipment expenses have remained stable. The increase in other operating expenses is primarily attributable to the overall growth of the Bank.

Income Tax. We have provided for income taxes at an effective tax rate of 33% for the first quarter of 2004, as compared to 33% for the first quarter of 2003.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  10.1 Amendment to the 1998 Stock Option Plan of GBC Bancorp, Inc., dated March 16, 2004 (incorporated by reference from Appendix A to the Company's definitive proxy statement filed on April 30, 2004).

                  31.1 Certification of Periodic Report by Larry D. Key, as President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

                  31.2 Certification of Periodic Report by John T. Hopkins III, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

                  32.1 Certification of Periodic Report by Larry D. Key, as President and Chief Executive Officer, and John T. Hopkins III, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GBC BANCORP, INC.
                                       -----------------
                                         (Registrant)

DATE:  May 13, 2004                    BY: /s/ Larry D. Key
                                           -------------------------------------
                                               Larry D. Key, President and Chief
                                               Executive Officer

DATE:  May 13, 2004                    BY: /s/ John Hopkins
                                           -------------------------------------
                                               John Hopkins, Chief Financial
                                               Officer