Form 10QSB
period 2004-06-30
GBC BANCORP INC
filed 2004-08-12
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-50265

                                GBC Bancorp, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                             58-2265327
 ------------------------------                               ------------
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

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2004: 1,719,108; $1 par value

Transitional Small Business Disclosure Format    Yes [ ] No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET - JUNE 30, 2004............................       3

               CONSOLIDATED STATEMENTS OF INCOME AND
                COMPREHENSIVE INCOME - THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003..........................       4

               CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX
                MONTHS ENDED JUNE 30, 2004 AND 2003..................................       5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................       6

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.....       9

            ITEM 3.  CONTROLS AND PROCEDURES.........................................      17

PART II.    OTHER INFORMATION

            ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............      18

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................      18

            SIGNATURES...............................................................      19

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                         ASSETS

Cash and due from banks                                          $  4,298,005
Federal funds sold                                                  7,122,000
Securities available-for-sale, at fair value                       28,692,182

Loans                                                             234,445,539
Less allowance for loan losses                                      3,442,858
                                                                 ------------
          Loans, net                                              231,002,681

Premises and equipment                                                441,316
Other assets                                                        9,561,935
                                                                 ------------

          TOTAL ASSETS                                           $281,118,119
                                                                 ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing                                          $ 24,770,677
    Interest-bearing                                              228,719,825
                                                                 ------------
          TOTAL DEPOSITS                                          253,490,502
Securities sold under repurchase agreements                           813,791
Other liabilities                                                   2,601,759
                                                                 ------------
          TOTAL LIABILITIES                                       256,906,052
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      1,719,108 shares issued and outstanding                       1,719,108
    Capital surplus                                                18,146,504
    Retained earnings                                               4,674,894
    Accumulated other comprehensive income                           (328,439)
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               24,212,067
                                                                 ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $281,118,119
                                                                 ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                      --------                      --------
                                                                 2004           2003           2004          2003
                                                                 ----           ----           ----          ----
INTEREST INCOME
    Loans                                                     $3,685,362     $3,035,537     $7,160,986    $5,905,987
    Taxable securities                                           199,845        146,429        395,020       309,258
    Nontaxable securities                                         48,550         29,310         97,351        53,466
    Federal funds sold                                            15,938         22,263         30,592        41,671
                                                              ----------     ----------     ----------    ----------
              TOTAL INTEREST INCOME                            3,949,695      3,233,539      7,683,949     6,310,382
                                                              ----------     ----------     ----------    ----------
INTEREST EXPENSE
    Deposits                                                   1,274,372      1,230,250      2,522,021     2,422,333
    Repurchase agreements                                          2,000          2,955          3,000         6,956
                                                              ----------     ----------     ----------    ----------
              TOTAL INTEREST EXPENSE                           1,276,372      1,233,205      2,525,021     2,429,289
                                                              ----------     ----------     ----------    ----------
              NET INTEREST INCOME                              2,673,323      2,000,334      5,158,928     3,881,093
PROVISION FOR LOAN LOSSES                                        294,775        355,209        466,012       522,929
                                                              ----------     ----------     ----------    ----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                      2,378,548      1,645,125      4,692,916     3,358,164
                                                              ----------     ----------     ----------    ----------
OTHER INCOME
    Service charges on deposit accounts                           86,611         49,245        182,659        86,423
    Other operating income                                       351,753        367,987        545,515       622,943
                                                              ----------     ----------     ----------    ----------
              TOTAL OTHER INCOME                                 438,364        417,232        728,174       709,366
                                                              ----------     ----------     ----------    ----------
OTHER EXPENSES
    Salaries and employee benefits                             1,140,821        850,497      2,246,884     1,694,527
    Equipment and occupancy expenses                             221,732        222,384        453,509       445,377
    Other operating expenses                                     449,421        358,715        822,434       691,687
                                                              ----------     ----------     ----------    ----------
              TOTAL OTHER EXPENSES                             1,811,974      1,431,596      3,522,827     2,831,591
                                                              ----------     ----------     ----------    ----------
              NET INCOME BEFORE INCOME TAXES                   1,004,938        630,761      1,898,263     1,235,939

INCOME TAX EXPENSE                                               360,000        203,000        648,000       403,000
                                                              ----------     ----------     ----------    ----------
              NET INCOME                                         644,938        427,761      1,250,263       832,939
                                                              ----------     ----------     ----------    ----------
OTHER COMPREHENSIVE INCOME :
    Unrealized gains 9losses)  on securities
      available-for-sale arising during period, net of tax      (576,948)        76,806       (425,474)       11,662
                                                              ----------     ----------     ----------    ----------

              COMPREHENSIVE INCOME                            $   67,990     $  504,567     $  824,789    $  844,601
                                                              ==========     ==========     ==========    ==========
BASIC EARNINGS PER SHARE                                      $     0.38     $     0.25     $     0.73    $     0.49
                                                              ==========     ==========     ==========    ==========
DILUTED EARNINGS PER SHARE                                    $     0.36     $     0.24     $     0.70    $     0.47
                                                              ==========     ==========     ==========    ==========
CASH DIVIDENDS PER SHARE                                      $        -     $        -     $        -    $        -
                                                              ==========     ==========     ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                        2004             2003
                                                                        ----             ----
OPERATING ACTIVITIES
    Net income                                                      $   1,250,263    $     832,939
    Adjustments to reconcile net income  to net
        cash provided by operating activities:
        Depreciation                                                      101,658          128,921
        Provision for loan losses                                         466,012          522,929
        Increase in interest receivable                                  (157,878)        (118,853)
        Increase (decrease) in interest payable                            73,797          (40,500)
        Increase (decrease) in taxes payable                              548,292         (370,109)
        Net other operating activities                                   (688,740)         (17,793)
                                                                    -------------    -------------
              Net cash provided by  operating activities                1,593,404          937,534
                                                                    -------------    -------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                        (10,655,485)      (3,235,000)
    Proceeds from maturities of securities available-for-sale           3,778,318        6,164,186
    Net (increase) decrease in federal funds sold                      (5,586,000)       6,677,000
    Net increase in loans                                             (19,360,746)     (31,134,148)
    Purchase of life insurance                                           (768,289)      (1,458,000)
    Purchase of premises and equipment                                    (47,357)         (33,488)
                                                                    -------------    -------------
          Net cash used in investing activities                       (32,639,559)     (23,019,450)
                                                                    -------------    -------------
FINANCING ACTIVITIES
    Net increase in deposits                                           31,439,461       22,917,947
    Net increase in securities sold under repurchase agreements           460,992           72,027
    Net proceeds from exercise of stock options                            70,200                -
                                                                    -------------    -------------
          Net cash provided by financing activities                    31,970,653       22,989,974
                                                                    -------------    -------------
Net increase  in cash and due from banks                                  924,498          908,058

Cash and due from banks at beginning of period                          3,373,507        3,360,345
                                                                    -------------    -------------
Cash and due from banks at end of period                            $   4,298,005    $   4,268,403
                                                                    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for :

                  Interest                                          $   2,598,818    $   2,469,789

                  Income taxes                                      $   1,077,808    $     773,073

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

            The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.     STOCK COMPENSATION PLAN

            At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                               2004         2003
                                                               ----         ----
Net income, as reported                                     $ 644,938    $ 427,761
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                                  (344,897)    (314,337)
                                                            ---------    ---------
Pro forma net income                                        $ 300,041    $ 113,424
                                                            =========    =========
Earnings per share:
   Basic - as reported                                      $     .38    $     .25
                                                            =========    =========
   Basic - pro forma                                        $     .17    $     .07
                                                            =========    =========
   Diluted - as reported                                    $     .36    $     .24
                                                            =========    =========
   Diluted - pro forma                                      $     .17    $     .06
                                                            =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.     STOCK COMPENSATION PLAN (CONTINUED)

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                           2004             2003
                                                           ----             ----
Net income, as reported                                $  1,250,263    $   832,939
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                                (344,897)      (314,337)
                                                       ------------    -----------
Pro forma net income                                   $    905,366    $   518,602
                                                       ============    ===========
Earnings per share:

   Basic - as reported                                 $        .73    $       .49
                                                       ============    ===========
   Basic - pro forma                                   $        .53    $       .30
                                                       ============    ===========
   Diluted - as reported                               $        .70    $       .47
                                                       ============    ===========
   Diluted - pro forma                                 $        .50    $       .29
                                                       ============    ===========

NOTE 3.     EARNINGS PER SHARE

            Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                            2004           2003
                                                            ----           ----
Basic Earnings Per Share:
   Weighted average common shares outstanding             1,717,209      1,711,083
                                                        ===========    ===========
   Net income                                           $   644,938    $   427,761
                                                        ===========    ===========
   Basic earnings  per share                            $       .38    $       .25
                                                        ===========    ===========
Diluted Earnings Per Share:
   Weighted average common shares outstanding             1,717,209      1,711,083
   Net effect of the assumed exercise of stock
      options based on the treasury stock method             88,620         62,979
      using average market prices for the year
   Total weighted average common shares and             -----------    -----------
      common stock equivalents outstanding                1,805,829      1,774,062
                                                        ===========    ===========
   Net income                                           $   644,938    $   427,761
                                                        ===========    ===========
   Diluted earnings per share                           $       .36    $       .24
                                                        ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.     EARNINGS PER SHARE (CONTINUED)

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                            2004           2003
                                                            ----           ----
Basic Earnings Per Share:
   Weighted average common shares outstanding             1,716,250      1,771,083
                                                        ===========    ===========
   Net income                                           $ 1,250,263    $   832,939
                                                        ===========    ===========
   Basic earnings  per share                            $       .73    $       .49
                                                        ===========    ===========
Diluted Earnings Per Share:
   Weighted average common shares outstanding             1,716,250      1,711,083
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year               82,667         62,675
                                                        -----------    -----------
   Total weighted average common shares and
      common stock equivalents outstanding                1,798,917      1,733,758
                                                        ===========    ===========

   Net income                                           $ 1,250,263    $   832,939
                                                        ===========    ===========
   Diluted earnings per share                           $       .70    $       .47
                                                        ===========    ===========

NOTE 4.     CURRENT ACCOUNTING DEVELOPMENTS

            There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our unaudited consolidated financial statements as of and for the three months and six months ended June 30, 2004. Reference should be made to those financial statements for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of allowance for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statements that may be made from time to time by, or on our behalf.

OVERVIEW

Our results for the second quarter of 2004 were highlighted by continued increased profitability to approximately $645,000, compared to approximately $427,000 for the second quarter of 2003, along with continued quality growth of over $13 million in total assets during the quarter.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003, as filed in our annual report on Form 10-KSB.

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

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of June 30, 2004 was considered satisfactory.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $322,000 dividend without regulatory approval.

At June 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                         ACTUAL
                                -----------------------
                                                             REGULATORY
                                                               MINIMUM
                                CONSOLIDATED      BANK       REQUIREMENT
                                ------------      ----       -----------
Leverage capital ratios             9.23%         8.99%          5.00%
Risk-based capital ratios:
   Core capital                    10.00          9.75           6.00
   Total capital                   11.25         11.00          10.00

These ratios may decline as asset growth continues, but are expected to exceed regulatory minimum requirements. We believe that anticipated future earnings will assist in keeping these ratios at satisfactory levels.

OFF-BALANCE SHEET ARRANGEMENTS

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                    JUNE 30,
                                      2004
                                      ----
Commitments to extend credit      $ 90,441,818
Letters of credit                    5,191,041
                                  ------------
                                  $ 95,632,859
                                  ============

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                                  JUNE 30,   DECEMBER 31,
                                                    2004         2003
                                                    ----         ----
                                                 (DOLLARS IN THOUSANDS)
                                                 ----------------------
Cash and due from banks                          $   4,298    $   3,374
Federal funds sold                                   7,122        1,536
Securities                                          28,692       22,501
Loans, net                                         231,003      212,108
Premises and equipment                                 441          496
Other assets                                         9,562        7,442
                                                 ---------    ---------
                                                 $ 281,118    $ 247,457
                                                 =========    =========
Deposits                                         $ 253,490    $ 222,051
Securities sold under repurchase agreements            814          353
Other liabilities                                    2,602        1,735
Stockholders' equity                                24,212       23,318
                                                 ---------    ---------
                                                 $ 281,118    $ 247,457
                                                 =========    =========

Our total assets increased by 13.60% for the first six months of 2004. Deposit growth of $31,439,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our loan to deposit ratio has decreased to
91.12 % at June 30, 2004 from 95.52% at December 31, 2003. Our total equity increased by year-to-date net income of $1,250,000, and decreased by the increase in unrealized losses on securities available-for-sale, net of tax, of $425,000 .

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to $28,692,000 at June 30, 2004. Unrealized losses on securities amounted to $530,000 at June 30, 2004, as compared to an unrealized gains of $156,000 at December 31, 2003. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 77% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one-to-four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

The remaining 23% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Following is a summary of our operations for the periods indicated:

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                    -----------------
                                                    2004         2003
                                                    ----         ----
                                                 (DOLLARS IN THOUSANDS)
                                                 ----------------------
Interest income                                  $   3,950    $   3,234
Interest expense                                     1,276        1,233
                                                 ---------    ---------
Net interest income                                  2,674        2,001
Provision for loan losses                              295          355
Other income                                           438          417
Other expense                                        1,812        1,432
                                                 ---------    ---------
Pretax income                                        1,005          631
Income tax                                             360          203
                                                 ---------    ---------
Net income                                       $     645    $     428
                                                 =========    =========

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                    ----------------
                                                    2004         2003
                                                    ----         ----
                                                 (DOLLARS IN THOUSANDS)
                                                 ----------------------
Interest income                                  $   7,684    $   6,310
Interest expense                                     2,525        2,429
                                                 ---------    ---------
Net interest income                                  5,159        3,881
Provision for loan losses                              466          523
Other income                                           728          709
Other expense                                        3,523        2,831
                                                 ---------    ---------
Pretax income                                        1,898        1,236
Income tax                                             648          403
                                                 ---------    ---------
Net income                                       $   1,250    $     833
                                                 =========    =========

Our net interest income increased by $673,000 and $1,278,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.02% during the first six months of 2004 as compared to 3.64% for the first six months of 2003 and 3.83% for the entire year of 2003. The increase in net interest income is due primarily to the increased volume of average loans and related loan fees. The increase in the net interest margin is due to the decrease in cost of funds. Our cost of funds decreased to 2.13% in the first six months of 2004 as compared to 2.67% in the first six months of 2003.

The provision for loan losses decreased by $60,000 and $57,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. Due to improvements in the economic environment, the historical experience of low losses and the maturing of the loan portfolio, management may decrease the general allowances for loan losses in the future. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.47% at June 30, 2004 as compared to 1.41% at December 31, 2003.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                               JUNE 30,
                                                                        ----------------------
                                                                          2004          2003
                                                                          ----          ----
                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
Nonaccrual loans                                                        $1,032         $  538
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                 36              0
Restructured loans                                                         304              0
Potential problem loans                                                  3,899          3,159
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                              32             14
Interest income that was recorded on nonaccrual and restructured loans       0              0

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information, which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 ----------------------
                                                                                   2004         2003
                                                                                   ----         ----
                                                                                 (DOLLARS IN THOUSANDS)
                                                                                 ----------------------
Average amount of loans outstanding                                              $ 222,998    $ 170,778
                                                                                 =========    =========
Balance of allowance for loan losses at beginning of period                      $   3,029    $   2,174
                                                                                 ---------    ---------
Loans charged off
   Commercial and financial                                                      $      28    $       0
   Real estate construction                                                             24           16
   Installment                                                                           0            0
   Other                                                                                 0            0
                                                                                 ---------    ---------
                                                                                        52           16
                                                                                 ---------    ---------
Loans recovered
   Commercial and financial                                                              0            0
   Real estate construction                                                              0            0
   Installment                                                                           0            0
                                                                                 ---------    ---------
                                                                                         0            0
                                                                                 ---------    ---------
Net charge-offs                                                                         52           16
                                                                                 ---------    ---------
Additions to allowance charged to
   operating expense during period                                                     466          523
                                                                                 ---------    ---------
Balance of allowance for loan losses at end of period                            $   3,443    $   2,681
                                                                                 =========    =========
Ratio of net loans charged off during the period to
   average loans outstanding                                                           .02%         .01%
                                                                                 =========    =========

Other income increased by $21,000 and $19,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Increased premiums on the sale of SBA loans of $52,000 offset by decreased mortgage origination fees of $65,000 accounted for the majority of the year-to-date increase.

Other expenses increased by $380,000 and $692,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Salaries and employee benefits have increased by $290,000 and $552,000, respectively, during these periods due to an increase in the number of full time equivalent employees to 43 as of June 30, 2004 from 37 as of June 30, 2003 and to other annual salary increases. Equipment and occupancy expenses have remained stable. Other operating expenses have increased by $91,000 and $131,000, respectively, during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 34% for the first six months of 2004 as compared to 33% for the first six months of 2003.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities, which, if they were implemented, would have such an effect.

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

            (a) The annual meeting of our stockholders was held on June 15, 2004.

            (b) The following directors were selected at the meeting to serve terms for the upcoming year:

James B. Ballard             Douglas A. Langley
Jerry M. Boles               Norris J. Nash
W.H. Britt                   J. Joseph Powell
Richard F. Combs             William S. Stanton, Jr.
William G. Hayes             Larry D. Key

                  The shares represented at the meeting (1,115,946 or 65.00%) voted as follows:

        Name                  For       Withheld
James B. Ballard           1,115,946        0
Jerry M. Boles             1,115,946        0
W. H. Britt                1,115,946        0
Richard F. Combs           1,115,946        0
William G. Hayes           1,115,946        0
Douglas A. Langley         1,115,946        0
Norris J. Nash             1,115,946        0
Joseph J. Powell           1,115,946        0
William S. Stanton, Jr.    1,115,946        0
Larry D. Key               1,115,946        0

            (c) An amendment to the 1998 Stock Option Plan increasing the number of shares of common stock that may be issued under such plan to 428,000 shares was also approved at the annual meeting of our stockholders. Holders of 1,102,806 (64%) shares voted in favor, 1,900 (.11%) shares voted against and 11,240 (.65%) shares abstained. There were no broker non-votes.

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

                              GBC BANCORP, INC.
                                (Registrant)

DATE:  August 10, 2004               BY: /s/ Larry D. Key
                                         ---------------------------------------
                                         Larry D. Key, President and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

DATE:  August 10, 2004               BY: /s/ John Hopkins
                                         ---------------------------------------
                                         John Hopkins, Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)