Form 10QSB
period 2004-09-30
GBC BANCORP INC
filed 2004-11-12
CIK 1026231

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 2004

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

                                  (770)995-0000
                          ---------------------------
                          (Issuer's telephone number)

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

Yes   [ X ]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2004: [1,726,608]; $1 par value

Transitional Small Business Disclosure Format    Yes  [  ]   No [ X ]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                             PAGE
                                                                                             ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2004.............................   3

               CONSOLIDATED STATEMENTS OF OPERATIONS AND
                 COMPREHENSIVE INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                 AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.........................   4

               CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
                 MONTHS ENDED SEPTEMBER 30, 2004 AND 2003..................................   5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................   6

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS...........   9

            ITEM 3.  CONTROLS AND PROCEDURES...............................................  17

PART II.    OTHER INFORMATION

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................  18

            SIGNATURES.....................................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM I -  FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                 ASSETS

Cash and due from banks                                          $ 10,860,010
Federal funds sold                                                 10,066,000
Securities available-for-sale, at fair value                       29,595,774

Loans                                                             245,459,547
Less allowance for loan losses                                      3,485,355
                                                                 ------------
          Loans, net                                              241,974,192

Premises and equipment                                                413,785
Other assets                                                       10,040,392
                                                                 ------------

          TOTAL ASSETS                                           $302,950,153
                                                                 ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing                                          $ 23,724,808
    Interest-bearing                                              249,103,543
                                                                 ------------
          TOTAL DEPOSITS                                          272,828,351
Securities sold under repurchase agreements                           879,585
Other liabilities                                                   3,576,520
                                                                 ------------
          TOTAL LIABILITIES                                       277,284,456
                                                                 ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      1,726,608 shares issued and outstanding                       1,726,608
    Capital surplus                                                18,214,005
    Retained earnings                                               5,582,762
    Accumulated other comprehensive income                            142,322
                                                                 ------------
          TOTAL STOCKHOLDERS' EQUITY                               25,665,697
                                                                 ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $302,950,153
                                                                 ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ---------------------------      ---------------------------
                                                        2004            2003            2004            2003
                                                    -----------     -----------      -----------     -----------
INTEREST INCOME
    Loans                                           $ 4,008,811     $ 3,092,463      $11,169,797     $ 8,998,450
    Taxable securities                                  266,093         116,857          661,113         426,115
    Nontaxable securities                                48,569          37,382          145,920          90,848
    Federal funds sold                                   31,375          18,231           61,967          59,902
                                                    -----------     -----------      -----------     -----------
              TOTAL INTEREST INCOME                   4,354,848       3,264,933       12,038,797       9,575,315
                                                    -----------     -----------      -----------     -----------
INTEREST EXPENSE
    Deposits                                          1,466,731       1,184,018        3,988,752       3,606,351
    Repurchase agreements                                 3,351           2,207            6,351           9,163
                                                    -----------     -----------      -----------     -----------
              TOTAL INTEREST EXPENSE                  1,470,082       1,186,225        3,995,103       3,615,514
                                                    -----------     -----------      -----------     -----------

              NET INTEREST INCOME                     2,884,766       2,078,708        8,043,694       5,959,801
PROVISION FOR LOAN LOSSES                                30,450         244,786          496,462         767,715
                                                    -----------     -----------      -----------     -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES             2,854,316       1,833,922        7,547,232       5,192,086
                                                    -----------     -----------      -----------     -----------
OTHER INCOME
    Service charges on deposit accounts                 112,561          60,499          295,220         146,922
    Other operating income                              267,302         446,922          812,817       1,069,865
                                                    -----------     -----------      -----------     -----------
              TOTAL OTHER INCOME                        379,863         507,421        1,108,037       1,216,787
                                                    -----------     -----------      -----------     -----------
OTHER EXPENSES
    Salaries and employee benefits                    1,246,128         846,412        3,493,012       2,540,939
    Equipment and occupancy expenses                    167,454         232,423          620,963         677,800
    Other operating expenses                            420,729         331,265        1,243,163       1,022,952
                                                    -----------     -----------      -----------     -----------
              TOTAL OTHER EXPENSES                    1,834,311       1,410,100        5,357,138       4,241,691
                                                    -----------     -----------      -----------     -----------

              NET INCOME BEFORE INCOME TAXES          1,399,868         931,243        3,298,131       2,167,182

INCOME TAX EXPENSE                                      492,000         304,000        1,140,000         707,000
                                                    -----------     -----------      -----------     -----------

              NET INCOME                                907,868         627,243        2,158,131       1,460,182
                                                    -----------     -----------      -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS) :
    Unrealized gains( losses) on securities
      available-for-sale arising during period,
        net of tax                                      470,761        (186,420)          45,287        (174,758)
                                                    -----------     -----------      -----------     -----------

              COMPREHENSIVE INCOME                  $ 1,378,629     $   440,823      $ 2,203,418     $ 1,285,424
                                                    ===========     ===========      ===========     ===========

BASIC EARNINGS PER SHARE                            $      0.53     $      0.37      $      1.26     $      0.85
                                                    ===========     ===========      ===========     ===========

DILUTED EARNINGS PER SHARE                          $      0.50     $      0.35      $      1.20     $      0.81
                                                    ===========     ===========      ===========     ===========

CASH DIVIDENDS PER SHARE                            $         -     $         -      $         -     $         -
                                                    ===========     ===========      ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                        2004              2003
                                                                    ------------      ------------
OPERATING ACTIVITIES
    Net income                                                      $  2,158,131      $  1,460,182
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                     148,266           197,704
        Provision for loan losses                                        496,462           767,715
        Decrease (Increase) in interest receivable                      (312,724)           40,089
        Increase (Decrease) in interest payable                           31,559          (118,205)
        Increase ( Decrease) in taxes payable                          1,046,292          (413,307)
        Net other operating activities                                  (727,759)           (9,999)
                                                                    ------------      ------------

              Net cash provided by operating activities                2,840,227         1,924,179
                                                                    ------------      ------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                       (13,100,658)       (8,135,000)
    Proceeds from maturities of securities available-for-sale          6,079,151         9,275,618
    Net increase in federal funds sold                                (8,530,000)       (1,801,000)
    Net increase in loans                                            (30,362,707)      (35,915,331)
    Purchase of life insurance                                          (822,372)       (1,458,000)
    Purchase of premises and equipment                                   (66,434)         (106,484)
                                                                    ------------      ------------

          Net cash used in investing activities                      (46,803,020)      (38,140,197)
                                                                    ------------      ------------
FINANCING ACTIVITIES
    Net increase in deposits                                          50,777,310        39,599,205
    Net increase in securities sold under repurchase agreements          526,786            25,612
    Net proceeds from exercise of stock options                          145,200            15,350
                                                                    ------------      ------------

          Net cash provided by financing activities                   51,449,296        39,640,167
                                                                    ------------      ------------

Net increase in cash and due from banks                                7,486,503         3,424,149

Cash and due from banks at beginning of period                         3,373,507         3,360,345
                                                                    ------------      ------------

Cash and due from banks at end of period                            $ 10,860,010      $  6,784,494
                                                                    ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for :

                Interest                                            $  3,963,544      $  3,733,719

                Income taxes                                        $  1,597,208      $    773,073

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

      The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

      At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  --------------------------
                                                      2004          2003
                                                  -----------    -----------
Net income, as reported                           $   907,868    $   627,243
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                           (44,560)             0
                                                  -----------    -----------
Pro forma net income                              $   863,308    $   627,243
                                                  ===========    ===========
Earnings per share:
   Basic - as reported                            $       .53    $       .37
                                                  ===========    ===========
   Basic - pro forma                              $       .50    $       .37
                                                  ===========    ===========
   Diluted - as reported                          $       .50    $       .35
                                                  ===========    ===========
   Diluted - pro forma                            $       .47    $       .35
                                                  ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. STOCK COMPENSATION PLAN (CONTINUED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                      2004             2003
                                                  -------------    -------------
Net income, as reported                           $   2,158,131    $   1,460,182
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                            (389,457)        (314,337)
                                                  -------------    -------------
Pro forma net income                              $   1,768,674    $   1,145,845
                                                  =============    =============
Earnings per share:
   Basic - as reported                            $        1.26    $         .85
                                                  =============    =============
   Basic - pro forma                              $        1.03    $         .67
                                                  =============    =============
   Diluted - as reported                          $        1.20    $         .81
                                                  =============    =============
   Diluted - pro forma                            $         .98    $         .63
                                                  =============    =============

NOTE 3. EARNINGS PER SHARE

      Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   -----------------------
                                                      2004         2003
                                                   ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding       1,722,124    1,712,178
                                                   ==========   ==========

   Net income                                      $  907,868   $  627,243
                                                   ==========   ==========

   Basic earnings per share                        $      .53   $      .37
                                                   ==========   ==========
Diluted Earnings Per Share:
   Weighted average common shares outstanding       1,722,124    1,712,178
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year         99,152       63,449
                                                   ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding          1,821,276    1,775,626
                                                   ==========   ==========

   Net income                                      $  907,868   $  627,243
                                                   ==========   ==========

   Diluted earnings per share                      $      .50   $      .35
                                                   ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. EARNINGS PER SHARE (CONTINUED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   -----------------------
                                                      2004         2003
                                                   ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding       1,718,222    1,771,452
                                                   ==========   ==========

   Net income                                      $2,158,131   $1,460,182
                                                   ==========   ==========

   Basic earnings per share                        $     1.26   $      .85
                                                   ==========   ==========
Diluted Earnings Per Share:
   Weighted average common shares outstanding       1,718,222    1,711,452
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year         87,141       94,575
                                                   ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding          1,805,363    1,806,027
                                                   ==========   ==========

   Net income                                      $2,158,131   $1,460,182
                                                   ==========   ==========

   Diluted earnings per share                      $     1.20   $      .81
                                                   ==========   ==========

NOTE 4. CURRENT ACCOUNTING DEVELOPMENTS

      There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our unaudited consolidated financial statements as of and for the three months and nine months ended September 30, 2004. Reference should be made to those financial statements for an understanding of the following discussion and analysis.

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

OVERVIEW

Our results for the third quarter of 2004 were highlighted by continued increased profitability to approximately $908,000, compared to approximately $627,000 for the third quarter of 2003, along with continued quality growth of over $22 million in total assets during the quarter.

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

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of September 30, 2004 was considered satisfactory.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $987,000 dividend without regulatory approval.

At September 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:



                                   ACTUAL           REGULATORY
                             -------------------      MINIMUM
                             CONSOLIDATED  BANK     REQUIREMENT
                             ------------  -----    -----------
Leverage capital ratios         8.89%       8.70%       5.00%
Risk-based capital ratios:
   Core capital                 9.72        9.51        6.00
   Total capital               10.97       10.76       10.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                               SEPTEMBER 30,
                                   2004
                               ------------
Commitments to extend credit   $ 98,437,340
Letters of credit                 4,123,123
                               ------------
                               $102,560,463
                               ============

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                             SEPTEMBER 30,  DECEMBER 31,
                                                 2004          2003
                                             -------------  ------------
                                               (DOLLARS IN THOUSANDS)
                                             ---------------------------
Cash and due from banks                       $ 10,860       $  3,374
Federal funds sold                              10,066          1,536
Securities                                      29,596         22,501
Loans, net                                     241,974        212,108
Premises and equipment                             414            496
Other assets                                    10,040          7,442
                                              --------       --------
                                              $302,950       $247,457
                                              ========       ========

Deposits                                      $272,828       $222,051
Securities sold under repurchase agreements        880            353

Other liabilities                                3,576          1,735
Stockholders' equity                            25,666         23,318
                                              --------       --------
                                              $302,950       $247,457
                                              ========       ========


Our total assets increased by 22.43% for the first nine months of 2004. Deposit growth of approximately $50,777,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our loan to deposit ratio has decreased to 88.69% at September 30, 2004 from 95.52% at December 31, 2003. Our total equity increased by year-to-date net income of approximately $2,158,000, proceeds from the exercise of stock options of approximately $145,000, and the increase in unrealized gains on securities available-for-sale, net of tax, of approximately $45,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to approximately $29,596,000 at September 30, 2004. Unrealized gains on securities amounted to approximately $230,000 at September 30, 2004, as compared to an unrealized gain of approximately $156,000 at December 31, 2003. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 78% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one-to-four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

The remaining 22% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Following is a summary of our operations for the periods indicated:

                               THREE MONTHS ENDED
                                  SEPTEMBER 30,
                             ----------------------
                               2004          2003
                             --------     ---------
                             (DOLLARS IN THOUSANDS)
                             ----------------------
Interest income               $ 4,355     $ 3,265
Interest expense                1,470       1,186
                              -------     -------
Net interest income             2,885       2,079
Provision for loan losses          30         245
Other income                      379         507
Other expense                   1,834       1,410
                              -------     -------
Pretax income                   1,400         931
Income tax                        492         304
                              -------     -------
Net income                    $   908     $   627
                              =======     =======

                               NINE MONTHS ENDED
                                  SEPTEMBER 30,
                             ----------------------
                               2004         2003
                             --------     ---------
                             (DOLLARS IN THOUSANDS)
                             ----------------------
Interest income               $12,038     $ 9,575
Interest expense                3,995       3,615
                              -------     -------
Net interest income             8,043       5,960
Provision for loan losses         496         768
Other income                    1,108       1,217
Other expense                   5,357       4,242
                              -------     -------
Pretax income                   3,298       2,167
Income tax                      1,140         707
                              -------     -------
Net income                    $ 2,158     $ 1,460
                              =======     =======

Our net interest income increased by approximately $806,000 and approximately $2,083,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin increased to 4.07% during the first nine months of 2004 as compared to 3.87% for the first nine months of 2003 and 3.83% for the entire year of 2003. The increase in net interest income is due primarily to the increased volume of average loans, the increase in prime interest rate and related loan fees. The increase in the net interest margin is due to the increase in the prime interest rate along with the decrease in cost of funds. Our cost of funds decreased to 2.18% in the first nine months of 2004 as compared to 2.54% in the first nine months of 2003.

The provision for loan losses decreased by approximately $215,000 and approximately $272,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. Due to improvements in the economic environment, the historical experience of low losses and the maturing of the loan portfolio, management may decrease the general allowances for loan losses in the future. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.42% at September 30, 2004 as compared to 1.41% at December 31, 2003.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                             SEPTEMBER 30,
                                                                         ----------------------
                                                                           2004         2003
                                                                         --------     ---------
                                                                         (DOLLARS IN THOUSANDS)
                                                                         ----------------------
Nonaccrual loans                                                           $2,114     $  300
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                     0         12
Restructured loans                                                            304          0
Potential problem loans                                                     4,434      3,599
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                 44          7
Interest income that was recorded on nonaccrual and restructured loans          6          0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ----------------------
                                                                  2004          2003
                                                                --------      --------
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------
Average amount of loans outstanding                             $227,590      $193,662
                                                                ========      ========

Balance of allowance for loan losses at beginning of period     $  3,029      $  2,174
                                                                --------      --------
Loans charged off
   Commercial and financial                                     $     28      $     24
   Real estate construction                                           24             0
   Installment                                                         0           154
   Other                                                               0             0
                                                                --------      --------
                                                                      52           178
                                                                --------      --------

Loans recovered
   Commercial and financial                                           12             0
   Real estate construction                                            0             0
   Installment                                                         0             0
                                                                --------      --------
                                                                      12             0
                                                                --------      --------

Net charge-offs                                                       40           178
                                                                --------      --------

Additions to allowance charged to
   operating expense during period                                   496           768
                                                                --------      --------

Balance of allowance for loan losses at end of period           $  3,485      $  2,764
                                                                ========      ========
Ratio of net loans charged off during the period to
   average loans outstanding                                         .02%          .09%
                                                                ========      ========

Other income decreased by approximately $128,000 and approximately $109,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Decreased mortgage origination fees of approximately $97,000 accounted for the majority of the year-to-date decrease.

Other expenses increased by approximately $424,000 and approximately $1,115,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Salaries and employee benefits have increased by approximately $381,000 and approximately $936,000, respectively, during these periods due to an increase in the number of full time equivalent employees to 43 as of September 30, 2004 from 37 as of September 30, 2003 and to other annual salary increases. Equipment and occupancy expenses have remained stable. Other operating expenses have increased by approximately $69,000 and approximately $200,000, respectively, during these periods due to our overall growth.

We have provided for income taxes at an effective tax rate of 35% for the first nine months of 2004 as compared to 33% for the first nine months of 2003.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            [Were any material agreements entered into during this quarter?]

            31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

                               GBC BANCORP, INC.
                                  (Registrant)

DATE: November 12, 2004                    BY: /s/ Larry D. Key
                                               ---------------------------------
                                               Larry D. Key, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

DATE: November 12, 2004                    BY: /s/ John Hopkins
                                               ---------------------------------
                                               John Hopkins, Chief Financial
                                               Officer
                                               (Principal Financial and
                                               Accounting Officer)