Form 10KSB
period 2004-12-31
GBC BANCORP INC
filed 2005-03-23
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934.

      For the transition period from _________________ to _________________

                        Commission File Number: 000-50265

                                GBC BANCORP, INC.
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

            GEORGIA                                     58-2265327
------------------------------------      -------------------------------------
(State or Other Jurisdiction of            (I.R.S.  Employer Identification No.)
Incorporation or Organization)

             165 Nash Street
         Lawrenceville, Georgia                           30045
----------------------------------------  -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (770) 995-0000
                     ---------------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: Common Stock, $1.00 par value per share.

      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Issuer's revenue for the fiscal year ended December 31, 2004, was approximately $18,664,000.

      The aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant as of March 15, 2005, was $23,879,866, based on a private sale price of $17.00 per share.

      There were 1,741,608 shares of the Registrant's common stock outstanding as of March 15, 2005.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENT INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2004 fiscal year end are incorporated by reference into
Part III of this Report.

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I...........................................................................................................      1

   ITEM 1.   DESCRIPTION OF BUSINESS.............................................................................      1

   ITEM 2.   DESCRIPTION OF PROPERTY.............................................................................     10

   ITEM 3.   LEGAL PROCEEDINGS...................................................................................     10

PART II..........................................................................................................     10

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................     10

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................     10

   ITEM 7.   FINANCIAL STATEMENTS................................................................................     27

   ITEM 8A.  CONTROLS AND PROCEDURES.............................................................................     27

PART III.........................................................................................................     28

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
             THE EXCHANGE ACT....................................................................................     28

   ITEM 10.  EXECUTIVE COMPENSATION..............................................................................     28

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......     28

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................     28

   ITEM 13.  EXHIBITS............................................................................................     28

   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................................................     30

SIGNATURES.......................................................................................................     31

                                        S

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GBC BANCORP

      GBC Bancorp, Inc. ("we" or the "Company") was organized in August 1996 as a Georgia corporation for the purpose of acquiring all of the common stock of Gwinnett Banking Company, a Georgia bank that opened for business in October 1997 (the "Bank"). We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, and the Georgia Bank Holding Company Act. We were organized to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services that the traditional commercial bank may not provide under present laws. We have no present plans to acquire any operating subsidiaries other than the Bank. It is expected, however, that we may make additional acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements.

GWINNETT BANKING COMPANY

      The Bank is a full service commercial bank with locations at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia and 11675 Rainwater Drive, Alpharetta, Fulton County, Georgia. The Bank's primary service area is Gwinnett County, Georgia. The Bank, however, also serves the adjacent counties, or parts thereof, of Cobb, DeKalb and Fulton. The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank's loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses of the Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Bank, employee compensation, office expenses and other overhead expenses.

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

EMPLOYEES

      The Bank had 40 total employees as of March 15, 2005, all of whom were full-time employees. We do not have any employees who are not also employees of the Bank.

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

      The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. Bank holding companies are also generally prohibited from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall within this category include acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling certain types of credit insurance, and performing certain insurance underwriting activities. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any non-banking activity when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the safety and soundness of any bank subsidiary of that bank holding company.

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

      A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Gramm-Leach-Bliley Act.

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

      We have no immediate plans to register as a financial holding company.

The Bank

      The Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regulates all areas of the Bank's commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches. The Bank is also a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, the FDIC, to the maximum extent provided by law, insures its deposits. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations. The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

      We are a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

      If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

      Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2004, the Bank could pay a $1,687,500 dividend to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Transactions with Affiliates and Insiders

      Various legal limitations restrict the Bank from lending or otherwise supplying funds to us and our non-bank subsidiaries, all of which are deemed to be "affiliates" of the Bank for the purposes of these restrictions. We are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions," which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus and with all affiliates to 20% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally U.S. government or agency securities. We are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

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

      The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2004, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 11.18% and 9.93%, respectively.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our leverage ratio as of December 31, 2004, was 8.75%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to us.

      The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2004. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

      The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have recently adopted regulations requiring regulators to consider interest rate risk in the evaluation of a bank's capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

FDIC Insurance Assessments

      The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: well capitalized, adequately capitalized, and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the risk posed to the deposit insurance funds. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. The combination of capital groups and supervisory subgroups results in nine assessment risk classifications to which different assessment rates are applied.

      The FDIC may terminate the insurance of the deposits of the Bank upon a finding that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order, or condition the FDIC has imposed.

Safety and Soundness Standards

      The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit or implement such a plan, the agency must issue an order directing action to correct the deficiency and may require other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions described above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Community Reinvestment Act

      The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low-and moderate-income borrowers in their local communities. An institution's size and business strategy determines the type of examination that it will receive.

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

      The Gramm-Leach-Bliley Act makes various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a "satisfactory" Community Reinvestment Act rating in its latest Community Reinvestment Act examination.

Financial Privacy

      In accordance with the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Terrorism Legislation

      In the wake of the tragic events of September 11, 2001, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001. Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Bank leases its main office located at 165 Nash Street, Lawrenceville, Gwinnett County, Georgia. The Bank also leases its branch banking offices located at 11675 Rainwater Drive, Suite 150, Alpharetta, Fulton County, Georgia 30004. All leased property is in good order and condition.

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

      As of March 15, 2005, there were approximately 750 holders of our common stock.

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

      In the absence of other activities conducted by us, our ability to pay dividends will depend upon the earnings of the Bank. However, we cannot guarantee the future payment of dividends, either in cash or in stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following is management's discussion and analysis of certain significant factors that have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying audited consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements as of and for the year ended December 31, 2004. Reference should be made to those statements and the selected financial data presented elsewhere in this Annual Report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

      We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

OVERVIEW

      Our 2004 results were highlighted by improved profitability and continued loan and deposit growth. Our net income increased to approximately $3,323,000, as compared to approximately $1,975,000 in 2003, primarily due to an increase in loan interest income associated with a substantial growth in loans, increase in gain on sale of U.S. Small Business Administration, or "SBA", loans due to increased SBA volume, with only a slight increase in interest expense even though deposits grew substantially.

CRITICAL ACCOUNTING POLICIES

      We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements included in this report.

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

FINANCIAL CONDITION AT DECEMBER 31, 2004 AND 2003

      Following is a summary of our balance sheets for the years indicated:

                                                               DECEMBER 31,
                                                          ----------------------
                                                             2004        2003
                                                          ----------   ---------
                                                          (DOLLARS IN THOUSANDS)
Cash and due from banks.................................   $   5,390   $   3,373
Federal funds sold......................................      17,694       1,536
Securities..............................................      31,000      22,501
Loans, net..............................................     248,801     212,108
Premises and equipment..................................         378         496
Other assets............................................      10,672       7,442
                                                           ---------   ---------
                                                           $ 313,935   $ 247,456
                                                           =========   =========
Total deposits..........................................   $ 282,336   $ 222,051
Securities sold under repurchase agreements.............       1,820         353
Other liabilities.......................................       3,040       1,735
Stockholders' equity....................................      26,739      23,317
                                                           ---------   ---------
                                                           $ 313,935   $ 247,456
                                                           =========   =========

      As of December 31, 2004, we had total assets of approximately $314 million, an increase of 27% over December 31, 2003. Total interest-earning assets were approximately $297 million at December 31, 2004, or 96% of total assets, as compared to 97% of total assets at December 31, 2003. Our primary interest-earning assets at December 31, 2004, were loans, which made up 84% of total interest-earning assets, as compared to 90% at December 31, 2003. Our loan to deposit ratio was 89% at December 31, 2004, as compared to 97% at December 31, 2003. Deposit growth of approximately $60 million funded the increase in federal funds sold of approximately $16 million, increase in investments of approximately $8 million and loan growth of approximately $36 million.

      Our securities portfolio, consisting of U.S. Agency, State and municipal, and mortgage-backed securities, amounted to approximately $31 million at December 31, 2004. Net unrealized gains on securities amounted to approximately $82,000 at December 31, 2004, as compared to a net unrealized gain of approximately $157,000 at December 31, 2003. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

      Approximately 77% of our loan portfolio is collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

      The remaining approximately 23% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

      At December 31, 2004, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased by approximately $3,422,000 due to net income in 2004 of approximately $3,323,000 and proceeds from the exercise of stock options of $145,000. These increases are partially offset by a decrease in other comprehensive income related to our securities of approximately $46,000. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

      In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $1,687,500 dividend without regulatory approval.

      The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the holding company and the Bank as of December 31, 2004, are as follows:

                                                   ACTUAL          REGULATORY
                                            --------------------     MINIMUM
                                            CONSOLIDATED   BANK    REQUIREMENT
                                            ------------   -----   -----------
Leverage capital ratios..................           8.75%   8.53%         5.00%
Risk-based capital ratios:
   Core capital..........................           9.93%   9.68%         6.00%
   Total capital.........................          11.18%  10.93%        10.00%

      At December 31, 2004, we had no material commitments for capital expenditures.

      These ratios may decline as asset growth continues, but are expected to exceed regulatory minimum requirements. Anticipated future earnings and additional proceeds received from our stock options will assist in keeping these ratios at satisfactory levels.

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

      Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                          DECEMBER 31,
                                                 -----------------------------
                                                     2004             2003
                                                 -------------   -------------
Letters of credit.............................   $   4,607,425   $   7,920,996
Commitments to extend credit..................      98,888,244      81,459,639
                                                 -------------   -------------
          Total...............................   $ 103,495,669   $  89,380,635
                                                 =============   =============

      Letters of credit are conditional commitments that we issue to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary. At December 31, 2004, we had arrangements with four commercial banks for additional short-term advances of $25,200,000.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Because these commitments generally have fixed expiration dates and many will expire without being drawn on, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if we deem it necessary in connection with the extension of credit, is based on our credit evaluation of the borrower. If needed, we have the ability on a short-term basis to borrow funds and purchase Federal funds from other financial institutions.

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

      We do not engage in any transactions or have relationships or other arrangements with an unconsolidated entity. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not trade in energy, weather or other commodity-based contracts.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      The following is a summary of our operations for the years indicated.

                                                    DECEMBER 31,
                                              -----------------------
                                                2004          2003
                                              ---------     ---------
                                               (DOLLARS IN THOUSANDS)
                                              -----------------------
Interest income..........................     $  16,849     $  13,042
Interest expense.........................         5,625         4,830
                                              ---------     ---------
Net interest income......................        11,224         8,212
Provision for loan losses................           798         1,033
Other income.............................         1,815         1,466
Other expenses...........................         7,209         5,675
                                              ---------     ---------
Pretax income............................         5,032         2,970
                                              ---------     ---------
Income taxes.............................         1,709           995
                                              ---------     ---------
          Net income.....................     $   3,323     $   1,975
                                              =========     =========

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

      Our net yield on average interest-earning assets was 4.17% in 2004, as compared to 3.85% in 2003. Average loans increased by approximately $49 million, which accounted for the most significant change in the approximately $56 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by approximately $50 million, with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 6.26% in 2004 from 6.11% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.47% in 2004 from 2.71% in 2003. The increase in net yield was due primarily to the rising rate environment experienced during 2004. As our rates continue to increase on average interest-earning assets, we expect to see our net yield continue to increase.

Provision for Loan Losses

      The provision for loan losses was $798,000 in 2004, as compared to $1,033,000 in 2003. The decrease in the amounts provided were due primarily to the change in the inherent risk in the loan portfolio. We had $52,000 in net charge-offs in 2004, as compared to $178,000 in net charge-offs in 2003. As of December 31, 2004, we had $2,145,000 of nonperforming loans or assets, as compared to $1,449,000 at December 31, 2003. Through our seventh full year of operations, we have incurred no significant loan losses. Based on our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based on our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans at December 31, 2004 was 1.49%, as compared to 1.41% at December 31, 2003. The increase in this percentage is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses.

Other Income

      Other income consists of service charges on deposit accounts, mortgage loan origination fees, gain on sale of SBA loans and other miscellaneous revenue and fees. Other income of approximately $1,815,000 increased by approximately $349,000 in 2004 from approximately $1,466,000 in 2003. This net increase is due to a decrease in service charges on deposit accounts of approximately $9,000, a decrease in mortgage loan origination fees of approximately $84,000, an increase in gains on sale of SBA loans of approximately $425,000, an increase in income recognized on life insurance policies of approximately $30,000, and a decrease in other miscellaneous revenues and fees of approximately $20,000.

Other Expenses

      Other expenses were approximately $7,209,000 in 2004, as compared to approximately $5,675,000 in 2003, an increase of approximately $1,534,000. Salaries and employee benefits increased by approximately $1,268,000 due to the annual salary increase to all employees and the increase in commissions paid on SBA premiums. Equipment and occupancy expenses decreased by approximately $63,000, due primarily to decreased property taxes and decrease in depreciation. Other operating expenses increased by approximately $330,000, due primarily to a $31,000 increase in data processing costs, $83,000 increase in broker fees, $47,000 increase in professional fees, $33,000 increase in business license, $29,000 increase in business development and a $107,000 increase in other operating costs. The overall increase in other expenses is primarily attributable to the growth of the Bank.

Income Tax

      We have reported income tax expense for 2004 of $1,709,000, as compared to $995,000 in 2003. Our effective income tax rate was 34% in 2004 and 33% in 2003.

Asset/Liability Management

      Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Specific officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth on core deposits of all categories made by local individuals, partnerships and corporations.

      Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of earnings of substantial movements in interest rates. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

      A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors), which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debt also may decrease during periods of rising interest rates.

      Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

      At December 31, 2004, our cumulative one year interest rate-sensitivity gap ratio was 1.11%. Our targeted ratio is .80% to 1.20% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

      The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                                 AFTER THREE     AFTER ONE
                                                  WITHIN         MONTHS BUT       YEAR BUT
                                                  THREE          WITHIN ONE        WITHIN        AFTER FIVE
                                                  MONTHS            YEAR         FIVE YEARS         YEARS          TOTAL
                                                ----------       -----------     ----------      ----------      ----------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Federal funds sold.....................      $   17,694       $        0      $        0      $        0      $   17,694
   Securities.............................               0                0          11,334          19,666          31,000
   Loans..................................         208,525           16,187          24,206           3,658         252,576
                                                ----------       ----------      ----------      ----------      ----------
     Total................................         226,219           16,187          35,540          23,324         301,270
                                                ----------       ----------      ----------      ----------      ----------
Interest-bearing liabilities:
   Interest-bearing demand deposits.......          35,443                0               0               0          35,443
   Savings................................           7,995                0               0               0           7,955
   Certificates, less than $100,000.......          19,659           99,783          16,073               0         135,515
   Certificates, $100,000 and over........          13,145           41,180          25,531               0          79,856
   Repurchase agreements..................           1,819                0               0               0           1,819
                                                ----------       ----------      ----------      ----------      ----------
     Total................................          78,021          140,963          41,604               0         260,588
                                                ----------       ----------      ----------      ----------      ----------
   Interest rate sensitivity gap..........      $  148,198       $ (124,776)     $   (6,064)     $   23,324      $   40,682
                                                ==========       ==========      ==========      ==========      ==========
   Cumulative interest rate sensitivity
      gap.................................      $  148,198       $   23,422      $   17,358      $   40,682
                                                ==========       ==========      ==========      ==========
   Interest rate sensitivity gap ratio....            2.90              .11             .85              .0
   Cumulative interest rate sensitivity
      gap ratio...........................            2.90             1.11            1.07            1.16

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

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                   INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

      The condensed average balance sheet for the years indicated is presented below. (1)

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                           2004               2003
                                                        -----------        -----------
                                                            (DOLLARS IN THOUSANDS)
Cash and due from banks........................         $     4,049        $     3,211
Securities.....................................              26,572             19,254
Securities valuation account...................                  27                118
Federal funds sold.............................               8,373              8,528
Loans (2)......................................             234,025            185,261
Allowance for loan losses......................              (3,389)            (2,581)
Other assets...................................               9,697              7,430
                                                        -----------        -----------
         Total.................................         $   279,354        $   221,221
                                                        ===========        ===========
Total interest-earning assets..................         $   268,970        $   213,043
                                                        ===========        ===========
Deposits:
     Noninterest-bearing demand................         $    25,060        $    19,274
     Interest-bearing demand...................              36,156             27,272
     Savings...................................               8,668              9,562
     Time......................................             182,009            140,247
                                                        -----------        -----------
         Total deposits........................         $   251,893        $   196,355
Repurchase agreements..........................                 910                598
Other liabilities..............................               2,707              1,894
                                                        -----------        -----------
         Total liabilities.....................             255,510            198,847
Stockholders' equity...........................              23,844             22,374
                                                        -----------        -----------
         Total.................................         $   279,354        $   221,221
                                                        -----------        -----------
Total interest-bearing liabilities.............         $   227,743        $   177,679
                                                        ===========        ===========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) The average balance of nonaccrual loans included in average loans for 2004 and 2003 was $1,602,000 and $149,000, respectively.

INTEREST INCOME AND INTEREST EXPENSE

      The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                       YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                                    2004                        2003
                                                        --------------------------   --------------------------
                                                         INTEREST     AVERAGE RATE    INTEREST     AVERAGE RATE
INTEREST INCOME:
   Interest and fees on loans (1).................      $    15,633       6.68%      $    12,224        6.60%
   Interest on securities.........................            1,103       4.15               732        3.80
   Interest on federal funds sold.................              113       1.35                86        1.01
                                                        -----------                  -----------
   Total interest income..........................           16,849       6.26            13,042        6.12
                                                        -----------                  -----------
INTEREST EXPENSE:
   Interest on interest-bearing demand deposits                 536       1.48               371        1.36
   Interest on savings deposits...................              130       1.50               144        1.51
   Interest on time deposits......................            4,944       2.72             4,304        3.07
   Interest on repurchase agreements..............               15       1.65                11        1.84
                                                        -----------                  -----------
   Total interest expense.........................            5,625       2.47             4,830        2.71
                                                        -----------                  -----------
Net interest income...............................      $    11,224                  $     8,212
                                                        ===========                  ===========
   Net interest spread............................                        3.79%                         3.41%
   Net yield on average interest-earning assets...                        4.17%                         3.85%

(1) Interest and fees on loans includes $2,590,000 and $2,107,000 of loan fee income for the years ended December 31, 2004 and 2003, respectively. There was no interest income recognized on nonaccrual loans during 2004 or 2003.

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

                                                               YEARS ENDED DECEMBER 31,
                                                                     2004 VS. 2003
                                                                    CHANGES DUE TO:
                                                           --------------------------------
                                                            RATE       VOLUME      TOTAL(1)
                                                           -------     -------     --------
                                                                (DOLLARS IN THOUSANDS)
Increase (decrease) in:
    Income from interest-earning assets:
    Interest and fees on loans......................       $   153     $ 3,256     $  3,409
    Interest on securities..........................            72         299          371
    Interest on federal funds sold..................            29          (2)          27
                                                           -------     -------     --------
        Total interest income.......................           254       3,553        3,807
                                                           -------     -------     --------
    Expense from interest-bearing liabilities:
    Interest on interest-bearing demand deposits....            36         129          165
    Interest on savings deposits....................            (1)        (13)         (14)
    Interest on time deposits.......................          (535)      1,175          640
    Interest on repurchase agreements...............            15         (11)           4
                                                           -------     -------     --------
        Total interest expense......................          (485)      1,280          795
                                                           -------     -------     --------
                  Net interest income...............       $   739     $ 2,273     $  3,012
                                                           =======     =======     ========

(1) The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

      The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                  DECEMBER 31,
                                                   -----------------------------------------
                                                        2004                       2003
                                                   ---------------           ---------------
                                                            (DOLLARS IN THOUSANDS)
Mortgage-backed securities................         $         4,673           $         4,446
U.S. Government agencies..................                  20,715                    12,430
State, County, & Municipals...............                   5,612                     5,625
                                                   ---------------           ---------------
         Total............................         $        31,000           $        22,501
                                                   ===============           ===============

MATURITIES

      The amounts of securities, including the weighted average yield in each category as of December 31, 2004, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

                                                             AFTER ONE THROUGH              AFTER FIVE THROUGH
                                                                 FIVE YEARS                       TEN YEARS
                                                        ---------------------------     ---------------------------
                                                           AMOUNT         YIELD (1)       AMOUNT          YIELD (1)
                                                        ----------        ---------     ----------        ---------
                                                                           (DOLLARS IN THOUSANDS)
Mortgage-backed securities........................      $    3,606          4.55%       $    1,067          4.45%
U.S. Government agencies..........................           6,436          3.79%           14,279          4.57%
State, County, & Municipal........................             255          4.77%            4,916          5.00%
                                                        ----------          ----        ----------          ----
           Total..................................      $   10,267          4.08%       $   20,262          4.67%
                                                        ==========          ====        ==========          ====

                                                             AFTER TEN YEARS                       TOTAL
                                                          AMOUNT          YIELD (1)       AMOUNT          YIELD (1)
                                                        ----------        ---------     ----------        ---------
Mortgage-backed securities........................      $        0          0.00%       $    4,673          4.52%
U.S. Government agencies..........................               0          0.00%           20,715          4.33%
State, County, & Municipal........................             471          4.99%            5,612          4.97%
                                                        ----------          ----        ----------          ----
           Total..................................      $      471          4.99%       $   31,000          4.47%
                                                        ==========          ====        ==========          ====

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

TYPES OF LOANS

      The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

                                                     DECEMBER 31,
                                               ------------------------
                                                  2004           2003
                                               ---------      ---------
                                                (DOLLARS IN THOUSANDS)
Commercial..................................   $  49,989      $  49,921
Construction loans secured by real estate...     137,329        111,931
Commercial loans secured by real estate.....      57,786         47,510
Consumer installment loans and other........       7,472          5,775
                                               ---------      ---------
          Total............................      252,576        215,137
Less allowance for loan losses.............       (3,775)        (3,029)
                                               ---------      ---------
          Net loans........................    $ 248,801      $ 212,108
                                               =========      =========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

      Total loans as of December 31, 2004, are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                                                                     (DOLLARS IN THOUSANDS)
Commercial
     One year or less...........................................................         $        42,663
     After one through five years...............................................                   4,783
     After five years...........................................................                   2,543
                                                                                         ---------------
             Total commercial...................................................                  49,989
                                                                                         ---------------
Construction and other real estate loans
     One year or less...........................................................                 175,644
     After one through five years...............................................                  18,426
     After five years...........................................................                   1,045
                                                                                         ---------------
             Total construction.................................................                 195,115
                                                                                         ---------------
Other
     One year or less...........................................................                   6,404
     After one through five years...............................................                     997
     After five years...........................................................                      71
                                                                                         ---------------
             Total other........................................................                   7,472
                                                                                         ---------------
                            Total...............................................         $       252,576
                                                                                         ===============

      The following table summarizes loans at December 31, 2004, with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                                                     (DOLLARS IN THOUSANDS)
Predetermined interest rates....................................................         $        27,865
Floating or adjustable interest rates...........................................                  43,710
                                                                                         ---------------
             Total..............................................................         $        71,575
                                                                                         ===============

RISK ELEMENTS

      Information with respect to nonaccrual, past due, and restructured loans at December 31, 2004 and 2003 is as follows:

                                                                                       DECEMBER 31,
                                                                                ------------------------
                                                                                  2004           2003
                                                                                ----------     ---------
                                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................................    $    2,145     $   1,449
Loans contractually past due ninety days or more as to interest
        or principal payments and still accruing............................            34             0
Restructured loans..........................................................             0             0
Potential problem loans.....................................................             0             0
Interest income that would have been recorded on nonaccrual
       and restructured loans under original terms..........................            64            17
Interest income that was recorded on nonaccrual and restructured loans......             0             0

      Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than 90 days, or to be restructured.

      It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

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

                                                                                       DECEMBER 31,
                                                                                 -----------------------
                                                                                   2004          2003
                                                                                 ---------     ---------
                                                                                  (DOLLARS IN THOUSANDS)
Average amount of loans outstanding..........................................    $ 234,025     $ 185,261
                                                                                 =========     =========
Balance of allowance for loan losses at beginning of period..................    $   3,029     $   2,174
                                                                                 ---------     ---------
Loans charged off:
   Commercial and financial..................................................           28           178
   Real estate mortgage......................................................           24             0
   Installment...............................................................           12             0
                                                                                 ---------     ---------
         Total...............................................................           64           178
                                                                                 ---------     ---------
Loans recovered:
   Commercial and financial..................................................           12             0
   Real estate mortgage......................................................            0             0
   Installment...............................................................            0             0
                                                                                 ---------     ---------
Net charge-offs..............................................................           52           178
                                                                                 ---------     ---------
Additions to allowance charged to operating expense during year..............          798         1,033
                                                                                 ---------     ---------
Balance of allowance for loan losses at end of year..........................    $   3,775     $   3,029
                                                                                 =========     =========
Ratio of net loans charged off during year to average loans outstanding......          .02%          .01%
                                                                                 =========     =========

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

      As of December 31, 2004 and 2003, the allocation of our allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                                           DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                             2004                                 2003
                                                  ----------------------------        -----------------------------
                                                                   PERCENT OF                           PERCENT OF
                                                                 LOANS IN EACH                        LOANS IN EACH
                                                                  CATEGORY TO                          CATEGORY TO
                                                   AMOUNT         TOTAL LOANS          AMOUNT          TOTAL LOANS
                                                  --------       -------------        --------        -------------
                                                                      (DOLLARS IN THOUSANDS)
Commercial..................................      $  1,030                  27%       $    325                   23%
Construction loans secured by real estate...         1,373                  36           1,679                   52
Commercial loans secured by real estate.....         1,297                  34             967                   22
Consumer installment loans and other........            75                   3              58                    3
                                                  --------       -------------        --------        -------------
                                                  $  3,775                 100%       $  3,029                  100%
                                                  ========       =============        ========        =============

                                    DEPOSITS

      Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                                         YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                                   2004                             2003
                                                          -------------------------       --------------------------
                                                           AMOUNT        PERCENTAGE        AMOUNT         PERCENTAGE
                                                          --------       ----------       ---------       ----------
                                                                           (Dollars in Thousands)
Noninterest-bearing demand deposits................       $ 23,440              .00%         19,274              .00%
Interest-bearing demand deposits...................         36,156             1.48          27,272             1.36
Savings deposits...................................          8,668             1.50           9,562             1.51
Time deposits......................................        182,009             2.72         140,247             3.07
                                                          --------                        ---------
         Total.....................................       $250,273                        $ 196,355
                                                          ========                        =========

(1) Average balances were determined using the daily average balances.

      The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004, are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months, and over twelve months.

                                                                       (DOLLARS IN THOUSANDS)
                                                                       ----------------------
Three months or less..............................................           $     13,145
Over three months through six months..............................                 19,701
Over six months through twelve months.............................                 21,478
Over twelve months................................................                 25,431
                                                                             ------------
        Total.....................................................           $     79,755
                                                                             ============

                           RETURN ON ASSETS AND EQUITY

      The following rate of return information for the years indicated is presented below.

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                     2004            2003
                                                                    -----          ---------
Return on assets (1)......................................           1.19%              0.89%
Return on equity (2)......................................          13.94               8.83
Dividend payout ratio (3).................................             --                 --
Equity to assets ratio (4)................................           8.54              10.11

(1)   Net income divided by average total assets.

(2)   Net income divided by average equity.

(3) Dividends declared per share of common stock divided by net income per share.

(4)   Average common equity divided by average total assets.

ITEM  7. FINANCIAL STATEMENTS

      Our financial statements, the Notes to the financial statements and the Independent Auditors' Report of Mauldin & Jenkins, LLC, independent certified public accountants, required by this Item 7 commence on page F-1 and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE NO.
                                                                                                                    --------
Independent Auditor's Report...................................................................................        F-1

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003......................................        F-2

Consolidated Statements of Income for the Years Ended December 31, 2004 and December 31, 2003..................        F-3

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004 and December 31, 2003....        F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004 and December 31, 2003....        F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and December 31, 2003..............        F-6

Notes to Consolidated Financial Statements.....................................................................        F-7

ITEM  8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company that is required to be included in our periodic SEC filings. We are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

      There have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The information set forth under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement used in connection with our 2005 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

      The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2005 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information set forth under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" in the Proxy Statement used in connection with our 2005 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with our 2005 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 13. EXHIBITS

(a)   Exhibits required by Item 601 of Regulation S-B.

EXHIBIT NUMBER                               DESCRIPTION
--------------    --------------------------------------------------------------
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

3.2               Amended and Restated Bylaws (filed as Exhibit 3.2 to the
                  Registration Statement on Form SB-2, as amended, Registration
                  No. 333-52494).

4.1               Specimen Common Stock Certificate (filed as Exhibit 4.2 to the
                  Registration Statement on Form SB-2, as amended (Registration
                  No. 333-97087)).

10.1              1998 Stock Option Plan (filed as Exhibit 99 to the
                  Registration Statement on Form S-8 Registration Statement filed July 25, 2002 (Registration No. 333-97087)).

10.2 Amendment to 1998 Stock Option Plan (filed as Appendix A to the Company's definitive proxy statement filed on April 30,
                  2004).

10.3 Director Deferred Stock Unit Plan (filed as Exhibit 10.2 to the Annual Report on Form 10-KSB for the year ended December
                  31, 2002).

10.4              Real Estate Commercial Lease Contract dated as of January 1,
                  2000, by and between GBC Properties, LLC and Gwinnett Banking
                  Company (filed as Exhibit 10.4 to the Annual Report on Form
                  10-KSB for the year ended December 31, 1999).

10.5              Real Estate Commercial Lease Contract dated as of July 26,
                  2000, by and between Northwinds Center, L.P. and Gwinnett
                  Banking Company (filed as Exhibit 10.4 to the Annual Report on
                  Form 10-KSB for the year ended December 31, 2000).

14.1              Code of Ethics (filed as Exhibit 14.1 to the Annual Report on
                  Form 10-KSB for the year ended December 31, 2003).

21.1              Subsidiaries of the Company.

23.1              Consent of Mauldin & Jenkins, LLC.

31.1              Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

(b)   Reports on Form 8-K filed in the fourth quarter of 2004: None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information set forth under the caption "Independent Auditors" in the Proxy Statement used in connection with our 2005 Annual Shareholders' meeting is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GBC BANCORP, INC.

Date:  March 21, 2005                           By: /s/ Larry D. Key
                                                    ----------------------------
                                                    Larry D. Key, President and
                                                    Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities on March 21, 2005.

      SIGNATURE                                    TITLE
----------------------------  --------------------------------------------------
/s/ Larry D. Key              President, Chief Executive Officer and Chairman
----------------------------  of the Company and the Bank
Larry D. Key

/s/ John T. Hopkins III       Executive Vice President, Chief Financial Officer,
----------------------------  Secretary and Treasurer of the Company and the
John T. Hopkins III           Bank


/s/ James B. Ballard          Director of the Company and the Bank
----------------------------
James B. Ballard

/s/ Jerry M. Boles            Director of the Company and the Bank
----------------------------
Jerry M. Boles

/s/ W. H. Britt               Director of the Company and the Bank
----------------------------
W. H. Britt

/s/ Richard F. Combs          Director of the Company and the Bank
----------------------------
Richard F. Combs

/s/ William G. Hayes          Director of the Company and the Bank
----------------------------
William G. Hayes

/s/ Douglas A. Langley        Director of the Company and the Bank
----------------------------
Douglas A. Langley

/s/ Norris J. Nash            Director of the Company and the Bank
----------------------------
Norris J. Nash

/s/ J. Joseph Powell          Director of the Company and the Bank
----------------------------
J. Joseph Powell

/s/ William S. Stanton, Jr.   Director of the Company and the Bank
----------------------------
William S. Stanton, Jr.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2004

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       -----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.........        F-1

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS................................        F-2
     CONSOLIDATED STATEMENTS OF INCOME..........................        F-3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME............        F-4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............        F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS......................        F-6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................        F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA

            We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
February 11, 2005

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                                          2004                      2003
                                                                                  --------------------     --------------------
                                     ASSETS
Cash and due from banks                                                           $          5,390,288     $          3,373,507
Federal funds sold                                                                          17,694,000                1,536,000
Securities available for sale                                                               31,000,002               22,501,224

Loans, net of unearned income                                                              252,576,451              215,137,455
Less allowance for loan losses                                                               3,775,167                3,029,508
                                                                                  --------------------     --------------------
          Loans, net                                                                       248,801,284              212,107,947

Premises and equipment, net                                                                    377,698                  495,617
Cash surrender value of life insurance                                                       5,531,553                4,671,616
Other real estate owned                                                                      1,194,430                        -
Other assets                                                                                 3,945,566                2,770,365
                                                                                  --------------------     --------------------

          TOTAL ASSETS                                                            $        313,934,821     $        247,456,276
                                                                                  ====================     ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits

    Noninterest-bearing                                                           $         23,566,177     $         24,241,631
    Interest-bearing                                                                       258,769,949              197,809,410
                                                                                  --------------------     --------------------
           Total deposits                                                                  282,336,126              222,051,041
    Securities sold under repurchase agreements                                              1,819,469                  352,799
    Other liabilities                                                                        3,040,151                1,735,358
                                                                                  --------------------     --------------------
          TOTAL LIABILITIES                                                                287,195,746              224,139,198
                                                                                  --------------------     --------------------

Commitments and contingencies

Stockholders' equity

    Common stock, par value $1; 3,000,000 shares authorized;
       1,726,608 and 1,712,408 issued and outstanding, respectively                          1,726,608                1,712,408
    Surplus                                                                                 18,214,005               18,083,004
    Retained earnings                                                                        6,747,782                3,424,631
    Accumulated other comprehensive income                                                      50,680                   97,035
                                                                                  --------------------     --------------------

          TOTAL STOCKHOLDERS' EQUITY                                                        26,739,075               23,317,078
                                                                                  --------------------     --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $        313,934,821     $        247,456,276
                                                                                  ====================     ====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                              2004                2003
                                                                          -------------       -------------
INTEREST INCOME
    Loans, including fees                                                 $  15,632,590       $  12,223,593
    Securities:
      Taxable                                                                   908,496             595,016
      Nontaxable                                                                194,575             136,876
    Federal funds sold                                                          113,090              86,534
                                                                          -------------       -------------
          TOTAL INTEREST INCOME                                              16,848,751          13,042,019
                                                                          -------------       -------------
INTEREST EXPENSE
      Deposits                                                                5,610,440           4,819,010
      Securities sold under repurchase agreements                                14,733              11,391
                                                                          -------------       -------------
          TOTAL INTEREST EXPENSE                                              5,625,173           4,830,401
                                                                          -------------       -------------
          NET INTEREST INCOME                                                11,223,578           8,211,618
PROVISION FOR LOAN LOSSES                                                       797,824           1,033,118
                                                                          -------------       -------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                10,425,754           7,178,500
                                                                          -------------       -------------
OTHER INCOME
    Service charges on deposit accounts                                         183,843             192,553
    Gain (Loss) on sale of securities available for sale                         20,254              (2,098)
    Gain on sale of loans                                                     1,182,888             758,178
    Other operating income                                                      428,457             517,162
                                                                          -------------       -------------
          TOTAL OTHER INCOME                                                  1,815,442           1,465,795
                                                                          -------------       -------------
OTHER EXPENSES
    Salaries and employee benefits                                            4,691,778           3,423,968
    Equipment and occupancy expenses                                            860,683             923,536
    Other operating expenses                                                  1,656,960           1,327,007
                                                                          -------------       -------------
          TOTAL OTHER EXPENSES                                                7,209,421           5,674,511
                                                                          -------------       -------------
          INCOME BEFORE INCOME TAXES                                          5,031,775           2,969,784

INCOME TAX EXPENSE                                                            1,708,624             994,843
                                                                          -------------       -------------
                    NET INCOME                                            $   3,323,151       $   1,974,941
                                                                          =============       =============
BASIC EARNINGS PER SHARE                                                  $        1.93       $        1.15
                                                                          =============       =============
DILUTED EARNINGS PER SHARE                                                $        1.84       $        1.11
                                                                          =============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                              2004                2003
                                                                          -------------       -------------
NET INCOME                                                                $   3,323,151       $   1,974,941

OTHER COMPREHENSIVE LOSS:

        Unrealized holding losses on securities
            available-for-sale arising during period, net of
            tax benefits of $20,715 and $49,109, respectively                   (33,797)           (104,437)

        Reclassification adjustment for (gains) losses realized in net
            income, net of tax (benefits) of $7,696 and $(797)                  (12,558)              1,301
                                                                          -------------       -------------
    OTHER COMPREHENSIVE LOSSES                                                  (46,355)           (103,136)
                                                                          -------------       -------------
COMPREHENSIVE INCOME                                                      $   3,276,796       $   1,871,805
                                                                          =============       =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                    COMMON STOCK
                                            -----------------------------
                                               SHARES         PAR VALUE
                                            ------------    -------------
BALANCE, DECEMBER 31, 2002                     1,711,083    $   1,711,083
    Net income                                         -                -
    Stock options exercised                        1,325            1,325
    Other comprehensive loss                           -                -
                                            ------------    -------------
BALANCE, DECEMBER 31, 2003                     1,712,408        1,712,408
    Net income                                         -                -
    Stock options exercised                       14,200           14,200
    Other comprehensive loss                           -                -
                                            ------------    -------------
BALANCE, DECEMBER 31, 2004                     1,726,608    $   1,726,608
                                            ============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                2004           2003
                                                                            ------------   ------------
OPERATING ACTIVITIES
    Net income                                                              $  3,323,151   $  1,974,941
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                               189,869        255,950
      Deferred income taxes                                                     (623,674)      (513,540)
      (Gain) loss on sale of other real estate                                    24,190         (2,458)
      Gain on sale of loans                                                   (1,182,888)      (758,178)
      (Gain) loss on sale of securities available for sale                       (20,254)         2,098
      Provision for loan losses                                                  797,824      1,033,118
      Increase  in interest receivable                                          (505,665)      (105,135)
      Increase (decrease) in interest payable                                     41,924        (76,684)
      Increase in income taxes payable                                            20,690         23,874
      Net other operating activities                                           1,133,538        248,817
                                                                            ------------   ------------

          Net cash provided by operating activities                            3,198,705      2,082,803
                                                                            ------------   ------------

INVESTING ACTIVITIES
    Purchases of securities available for sale                               (15,887,002)   (15,901,589)
    Proceeds from maturities of securities available for sale                  5,709,976     12,425,679
    Proceeds from sale of  securities available for sale                       1,623,736      1,103,511
    Net (increase) decrease in federal funds sold                            (16,158,000)     9,291,000
    Net increase in loans                                                    (37,502,703)   (54,851,746)
    Purchase of premises and equipment                                           (71,950)      (126,019)
    Proceeds from sale of other real estate                                       67,001        353,000
    Purchase of life insurance policies                                         (859,937)    (1,458,000)
                                                                            ------------   ------------

          Net cash used in investing activities                              (63,078,879)   (49,164,164)
                                                                            ------------   ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  60,285,085     47,267,588
    Net increase (decrease) in securities sold under repurchase agreements     1,466,670       (188,415)
    Net proceeds from exercise of stock options                                  145,200         15,350
                                                                            ------------   ------------

          Net cash provided by financing activities                           61,896,955     47,094,523
                                                                            ------------   ------------

Net increase in cash and due from banks                                        2,016,781         13,162

Cash and due from banks at beginning of year                                   3,373,507      3,360,345
                                                                            ------------   ------------

Cash and due from banks at end of year                                      $  5,390,288   $  3,373,507
                                                                            ============   ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
          Interest                                                          $  5,583,249   $  4,907,085

          Income taxes                                                      $  2,316,608   $  1,484,509

NONCASH TRANSACTION
    Principal balances of loans transferred to other real estate owned      $  1,194,430   $    892,404

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

            The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $183,000 and $224,000 at December 31, 2004 and 2003.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SECURITIES

            Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.

            The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

          OTHER REAL ESTATE OWNED

            Other real estate owned represents properties acquired through or in lieu of foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned at December 31, 2004, was $1,194,430. There was no other real estate owned at December 31, 2003.

          GAIN ON SALE OF LOANS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          STOCK-BASED COMPENSATION

            Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology of Opinion No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant.

            The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                                                           YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                               2004         2003
                                                           -----------   -----------
Net income, as reported                                    $ 3,323,151   $ 1,974,941
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects       (389,457)     (263,625)
                                                           -----------   -----------
Pro forma net income                                       $ 2,933,694   $ 1,711,316
                                                           ===========   ===========
Earnings per share:
   Basic - as reported                                     $      1.93   $      1.15
                                                           ===========   ===========
   Basic - pro forma                                       $      1.71   $      1.00
                                                           ===========   ===========
   Diluted - as reported                                   $      1.84   $      1.11
                                                           ===========   ===========
   Diluted - pro forma                                     $      1.62   $       .96
                                                           ===========   ===========

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

         RECENT ACCOUNTING STANDARDS

            In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company has elected to continue with the accounting methodology of Opinion No. 25 until adoption of this standard is required. The effects of this change are reflected, on a proforma basis above under the caption "Stock Based compensation."

NOTE 2.  SECURITIES

         The amortized cost and fair value of securities available for sale are summarized as follows:

                                                       GROSS            GROSS
                                  AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                     COST              GAINS            LOSSES             VALUE
                               ---------------      ----------      -------------     ---------------
DECEMBER 31, 2004:
U.S. TREASURY AND U.S.
   GOVERNMENT AGENCIES         $    20,705,016      $   94,883      $     (85,161)    $    20,714,738
STATE AND MUNICIPAL                  5,569,806          64,529            (22,178)          5,612,157
MORTGAGE-BACKED SECURITIES           4,643,439          36,469             (6,801)          4,673,107
                               ---------------      ----------      -------------     ---------------
                               $    30,918,261      $  195,881      $    (114,140)    $    31,000,002
                               ===============      ==========      =============     ===============
December 31, 2003:
U.S. Treasury and U.S.
   Government agencies         $    12,398,663      $   55,774      $     (24,464)    $    12,429,973
State and municipal                  5,597,923          64,847            (37,226)          5,625,544
Mortgage-backed securities           4,348,131          97,576                  -           4,445,707
                               ---------------      ----------      -------------     ---------------
                               $    22,344,717      $  218,197      $     (61,690)    $    22,501,224
                               ===============      ==========      =============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities with a carrying value of $3,657,364 and $1,499,790 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         Gains and losses on sales of securities available for sale consist of the following:

                                           DECEMBER 31,
                                     -----------------------
                                       2004          2003
                                     ---------     ---------
Gross Gains                          $  20,254     $   4,316
Gross losses                                 -        (6,414)
                                     ---------     ---------
Net realized gains (losses)          $  20,254     $  (2,098)
                                     =========     =========

         The amortized cost and fair value of securities as of December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty; therefore, these securities are not included in the maturity categories in the following summary.

                                        AMORTIZED           FAIR
                                          COST              VALUE
                                     --------------     --------------
Due from one to five years           $    6,642,928     $    6,660,777
Due from five to ten years               19,171,895         19,194,251
Due after ten years                         459,999            471,867
Mortgage-backed securities                4,643,439          4,673,107
                                     --------------     --------------
                                     $   30,918,261     $   31,000,202
                                     ==============     ==============

         The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004.

                                             LESS THAN TWELVE MONTHS          OVER TWELVE MONTHS
                                             -----------------------          ------------------
                                              GROSS                           GROSS
                                            UNREALIZED         FAIR        UNREALIZED       FAIR
                                              LOSSES           VALUE         LOSSES         VALUE
                                          -------------    -------------   ----------    ------------
December 31, 2004:

   U.S. Government and federal agencies   $     (64,370)   $  11,980,018   $  (20,791)   $    972,900
   State and municipal securities                (7,029)         515,474      (15,149)        920,478
   Mortgage-backed securities                    (6,801)         784,092            -               -
                                          -------------    -------------   ----------    ------------
      Total securities                    $     (78,200)   $  13,279,584   $  (35,940)   $  1,893,378
                                          =============    =============   ==========    ============

         The Company had no securities at December 31, 2003 that had been in an unrealized loss position for more than twelve months. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost,
         (2) the financial condition and near-term prospects of the issuer, and
         (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2004, no debt securities had unrealized losses with aggregate depreciation of 5% or more from the Company's amortized cost basis.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS

         The composition of loans is summarized as follows:

                                                                            DECEMBER 31,
                                                               ------------------------------------
                                                                     2004                2003
                                                               ---------------     ----------------
   Commercial                                                  $    49,989,542     $     49,920,795
   Commercial loans secured by real estate                          57,785,798           47,510,237
   Construction loans secured by real estate                       137,698,199          112,259,526
   Consumer installment and other                                    7,472,078            5,774,679
                                                               ---------------     ----------------
                                                                   252,945,617          215,465,237
   Deferred fees                                                      (369,166)            (327,782)
   Allowance for loan losses                                        (3,775,167)          (3,029,508)
                                                               ---------------     ----------------
   Loans, net                                                  $   248,801,284     $    212,107,947
                                                               ===============     ================

         Changes in the allowance for loan losses are as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                    2004                 2003
                                                               ---------------     ----------------
   Balance, beginning of year                                  $     3,029,508     $      2,174,339
     Provision for loan losses                                         797,824            1,033,118
     Loans charged off                                                 (64,513)            (177,949)
     Recoveries of loans previously charged off                         12,348                    -
                                                               ---------------     ----------------
   Balance, end of year                                        $     3,775,167     $      3,029,508
                                                               ===============     ================

         The total recorded investment in impaired loans, consisting solely of loans on nonaccrual status, was $2,144,603 and $1,449,059 at December 31, 2004 and 2003, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2004 and 2003. The average recorded investment in impaired loans for 2004 and 2003 was $1,602,000 and $843,596, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended 2004 and 2003. The reduction in interest income as a result of impaired loans was $63,747 and $17,036 for the years ended December 31, 2004 and 2003. Total loans past due ninety days or more and still accruing totaled $34,000 at December 31, 2004. There were no loans past due ninety days or more and still accruing interest at December 31, 2003.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 are as follows:

Balance, beginning of year    $     7,854,634
   Advances                         8,170,710
   Repayments                      (6,197,798)
                              ---------------
Balance, end of year          $     9,827,546
                              ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                         DECEMBER 31,
                               -------------------------------
                                    2004              2003
                               -------------      ------------
Equipment                      $   1,610,399      $  1,540,151
Leasehold improvements               322,342           320,635
                               -------------      ------------
                                   1,932,741         1,860,786
Accumulated depreciation          (1,555,043)       (1,365,169)
                               -------------      ------------
                               $     377,698      $    495,617
                               =============      ============

NOTE 5.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $79,855,295 and $73,803,119,
         respectively. The Company had brokered and bulletin board certificates of deposit at December 31, 2004 and 2003 of $111,548,301 and $52,135,247, respectively. The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005                    $   173,766,654
2006                         25,830,546
2007                          8,508,608
2008                          6,827,359
2009                            438,746
                        ---------------
                        $   215,371,913
                        ===============

NOTE 6.  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2004 and 2003 were $1,819,469 and $352,799, respectively.

NOTE 7.  DEFERRED COMPENSATION PLANS

         The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officers. The balance of the policy cash surrender values at December 31, 2004 and 2003 is $5,531,553 and $4,671,616, respectively. Income recognized on the policies amounted to $189,937 and $159,897 for the years ended December 31, 2004 and 2003, respectively. Deferred compensation expense recognized for the years ended December 31, 2004 and 2003 amounted to $560,090 and $219,031, respectively. Accrued deferred compensation of $901,742 and $341,652 is included in other liabilities as of December 31, 2004 and 2003, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Effective January 1, 2001, the Company established a "Deferred Stock Unit" plan in which members of the Board of Directors and Executive Officers may choose to receive "deferred fee units" as consideration for their directors' fees in lieu of cash. The deferred fee units assigned to the members equal the number of shares of common stock that could be purchased at the fair market value with the amount of fees deferred. The units will be settled in cash when the member terminates service as a director or there is a change in control of the Company at the fair market value of the Company's common stock. The member may receive a lump sum cash payment for the value of the units or defer cash payments for a period of up to ten years. At December 31, 2004 and 2003, 36,605 and 22,096 units, respectively, have been assigned to the members under this plan. The fair market value of the units included in other liabilities amounted to $628,900 and $320,400 at December 31, 2004 and 2003, respectively.
            The units are not considered to be potential common shares.

NOTE 8.     INCOME TAXES

            Income tax expense consists of the following:

                                YEARS ENDED DECEMBER 31,
                            --------------------------------
                                2004               2003
                            -------------      -------------
Current                     $   2,332,298      $   1,508,383
Deferred                         (623,674)          (513,540)
                            -------------      -------------
     Income tax expense     $   1,708,624      $     994,843
                            =============      =============

            The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                             YEARS ENDED DECEMBER 31,
                                          -----------------------------
                                               2004            2003
                                          -------------    ------------
Income taxes at statutory federal rate    $   1,710,803    $  1,009,727
Tax-exempt income                              (130,550)       (100,724)
Other                                           128,371          85,840
                                          -------------    ------------
Income tax expense                        $   1,708,624    $    994,843
                                          =============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The components of deferred income taxes are as follows:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
Deferred tax assets:
  Loan loss reserves                                       $  1,392,563    $  1,114,674
  Loan fees                                                     139,308         123,691
  Depreciation                                                   17,516          15,118
  Deferred compensation                                         577,600         249,830
                                                           ------------    ------------
                                                              2,126,987       1,503,313
                                                           ------------    ------------

Deferred tax liabilities, securities available for sale          31,061          59,472
                                                           ------------    ------------

Net deferred tax assets                                    $  2,095,926    $  1,443,841
                                                           ============    ============

NOTE 9.     RELATED PARTY TRANSACTIONS AND LEASES

            The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The Company also leases its branch facilities under a noncancelable operating lease from a third party. The initial lease term is for five years with the monthly rental payment increasing every year by 3%. The lease also includes two five-year extension terms. Both lease agreements require the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitments under the leases at December 31, 2004 are due as follows:

During the next five years                  $  1,990,680
During the remaining term of the leases        2,491,061
                                            ------------
                                            $  4,481,741
                                            ============

            Total rental expense is summarized as follows:

                          YEARS ENDED DECEMBER 31,
                       -----------------------------
                           2004             2003
                       -------------    ------------
GBC Properties, LLC    $     286,596    $    286,596
Other third parties          115,042         120,378
                       -------------    ------------
                       $     401,638    $    406,974
                       =============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    STOCK-BASED COMPENSATION

            The Company has reserved 428,000 shares of common stock for issuance to employees and directors under an incentive stock option plan. The options granted are exercisable at a price equal to fair value on the date of grant and expire ten years from the grant date.

            Other pertinent information related to the options is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------
                                               2004                     2003
                                      ----------------------    ---------------------
                                                  WEIGHTED-                Weighted-
                                                   AVERAGE                  average
                                                  EXERCISE                  Exercise
                                      NUMBER        PRICE       Number       Price
                                      -------    -----------    -------    ----------
Under option, beginning of year       336,800    $     11.80    262,325    $    11.16
   Granted                             87,400          17.00     76,000         14.00
   Exercised                          (14,200)         10.23     (1,325)        11.58
   Terminated                               -              -       (200)        14.00
                                      -------    -----------    -------    ----------
Under option, end of year             410,000          12.97    336,800         11.80
                                      =======    -----------    =======    ==========
Exercisable, end of year              410,000          12.97    336,800         11.80
                                      =======    -----------    =======    ==========

Weighted average fair value of
   options granted during the year                      7.19                     5.57

            Information pertaining to options outstanding at December 31, 2004 is as follows:

                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                       -------------------------------------------     ---------------------------
                                        WEIGHTED-
                                         AVERAGE         WEIGHTED-                      WEIGHTED-
                                        REMAINING        AVERAGE                        AVERAGE
    RANGE OF             NUMBER        CONTRACTUAL       EXERCISE        NUMBER         EXERCISE
EXERCISE PRICES        OUTSTANDING        LIFE            PRICE        EXERCISABLE       PRICE
---------------        -----------     -----------     -----------     -----------    ------------
$10.00 - $17.00         410,000            6.91        $     12.97      410,000       $      12.97

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           YEAR ENDED
                          DECEMBER 31,
                              2004
                          ------------
Dividend yield                    0
Expected life                    10
Expected volatility           15.88%
Risk-free interest rate        5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                         2004                2003
                                                    --------------      --------------
Basic Earnings Per Share:
Weighted average common shares outstanding               1,720,330           1,711,816
                                                    ==============      ==============

Net income                                          $    3,323,151      $    1,974,941
                                                    ==============      ==============

Basic earnings per share                            $         1.93      $         1.15
                                                    ==============      ==============

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                         2004                2003
                                                    --------------      --------------
Diluted Earnings Per Share:
   Weighted average common shares outstanding            1,720,330           1,711,816
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year              89,338              62,609
                                                    --------------      --------------
   Total weighted average common shares and
      common stock equivalents outstanding               1,809,668           1,774,425
                                                    ==============      ==============

   Net income                                       $    3,323,151      $    1,974,941
                                                    ==============      ==============

   Diluted earnings per share                       $         1.84      $         1.11
                                                    ==============      ==============

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

                                                DECEMBER 31,
                                       ------------------------------
                                            2004             2003
                                       --------------   -------------
Financial standby letters of credit    $    4,607,425   $   7,920,996
Commitments to extend credit               98,888,244      81,459,639
                                       --------------   -------------
                                       $  103,495,669   $  89,380,635
                                       ==============   =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LOAN COMMITMENTS (CONTINUED)

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

            Seventy seven percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

            The Company does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $4,750,000.

NOTE 14. REGULATORY MATTERS

            The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, approximately $1,687,500 of dividends could be declared without regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined and of Tier I capital to average assets. Management believes, as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

            As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Prompt corrective provisions are not applicable to bank holding companies.

            The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                                  TO BE WELL
                                                                            FOR CAPITAL        CAPITALIZED UNDER
                                                                              ADEQUACY         PROMPT CORRECTIVE
                                                       ACTUAL                 PURPOSES         ACTION PROVISIONS
                                                --------------------     -------------------   -------------------
                                                 AMOUNT        RATIO      AMOUNT       RATIO    AMOUNT      RATIO
                                                ---------      -----     --------      -----   --------     -----
                                                                     (DOLLARS IN THOUSANDS)
DECEMBER 31, 2004:
TOTAL CAPITAL TO RISK WEIGHTED ASSETS:
   CONSOLIDATED                                 $  30,052      11.18%    $ 21,498        8%    $    N/A      N/A
   BANK                                         $  29,373      10.93%    $ 21,498        8%    $ 26,872       10%
TIER I CAPITAL TO RISK WEIGHTED ASSETS:
   CONSOLIDATED                                 $  26,688       9.93%    $ 10,749        4%    $    N/A      N/A
   BANK                                         $  26,009       9.68%    $ 10,749        4%    $ 16,123        6%
TIER I CAPITAL TO AVERAGE ASSETS:
   CONSOLIDATED                                 $  26,688       8.75%    $ 12,196        4%    $    N/A      N/A
   BANK                                         $  26,009       8.53%    $ 12,196        4%    $ 15,245        5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      TO BE WELL
                                                                               FOR CAPITAL        CAPITALIZED UNDER
                                                                                 ADEQUACY         PROMPT CORRECTIVE
                                                          ACTUAL                 PURPOSES         ACTION PROVISIONS
                                                   --------------------     -----------------     -------------------
                                                    AMOUNT        RATIO      AMOUNT     RATIO      AMOUNT      RATIO
                                                   ---------     ------     --------    -----     --------    -------
                                                                         (DOLLARS IN THOUSANDS)
December 31, 2003:
Total Capital to Risk Weighted Assets:
   Consolidated                                    $  26,039      11.32%    $ 18,414      8%      $    N/A       N/A
   Bank                                            $  25,453      11.06%    $ 18,414      8%      $ 23,017        10%
Tier I Capital to Risk Weighted
Assets:
   Consolidated                                    $  23,220      10.09%    $  9,207      4%      $    N/A       N/A
   Bank                                            $  22,634       9.83%    $  9,207      4%      $ 13,810         6%
Tier I Capital to Average Assets:
   Consolidated                                    $  23,220       9.40%    $  9,881      4%      $    N/A       N/A
   Bank                                            $  22,634       9.16%    $  9,881      4%      $ 12,351         5%

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

            CASH,DUE FROM BANKS AND FEDERAL FUNDS SOLD: The carrying amounts of cash, due from banks, and federal funds sold approximate fair values.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                          DECEMBER 31, 2004                  December 31, 2003
                                   -------------------------------    -------------------------------
                                      CARRYING           FAIR            Carrying           Fair
                                       AMOUNT           VALUE             Amount           Value
                                   --------------   --------------    --------------   --------------
FINANCIAL ASSETS:
   Cash, due from banks,
      and federal funds sold       $   23,084,288   $   23,084,288    $    4,909,507   $    4,909,507
   Securities available for sale       31,000,002       31,000,002        22,501,224       22,501,224
   Loans                              248,801,284      251,712,000       212,107,947      216,339,000
   Accrued interest receivable          1,593,159        1,593,159         1,087,494        1,087,494

FINANCIAL LIABILITIES:
   Deposits                           282,336,126      282,829,000       222,051,041      224,396,000
   Accrued interest payable               426,632          426,632           384,708          384,708
   Securities sold under
      repurchase agreements             1,819,469        1,819,469           352,799          352,799

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

      Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                   2004          2003
                                                ----------    ----------
Other operating income:
   Mortgage origination fees                    $  168,683    $  166,240
   Income on life insurance policies               189,937       159,897

Other operating expenses:
   Professional and consulting                     227,775       188,728
   Directors fees                                  200,000       116,600
   Data processing                                 198,845       167,444

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

      The following information presents the condensed balance sheets, statements of income and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 2004 and 2003.

                            CONDENSED BALANCE SHEETS

                                         2004                2003
                                     -------------      -------------
ASSETS
 Cash                                $     647,817      $     556,646
 Investment in subsidiary               26,059,778         22,731,042
 Other assets                               31,480             29,390
                                     -------------      -------------

   Total assets                      $  26,739,075      $  23,317,078
                                     =============      =============

     TOTAL STOCKHOLDERS' EQUITY      $  26,739,075      $  23,317,078
                                     =============      =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CONDENSED STATEMENTS OF INCOME

                                                         2004               2003
                                                     ------------       ------------
EXPENSES, OTHER                                      $     83,419       $     77,850
                                                     ------------       ------------

       LOSS BEFORE INCOME TAX
           BENEFIT AND EQUITY IN
           UNDISTRIBUTED EARNINGS OF SUBSIDIARY           (83,419)           (77,850)

INCOME TAX BENEFIT                                        (31,480)           (29,390)
                                                     ------------       ------------

       LOSS BEFORE EQUITY IN UNDISTRIBUTED
           EARNINGS OF SUBSIDIARY                         (51,939)           (48,460)

EQUITY IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARY                                        3,375,090          2,023,401
                                                     ------------       ------------

        NET INCOME                                   $  3,323,151       $  1,974,941
                                                     ============       ============

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              2004               2003
                                                          ------------       ------------
OPERATING ACTIVITIES
   Net income                                             $  3,323,151       $  1,974,941
   Adjustments to reconcile net income to net
      cash used in operating activities:
      Equity in undistributed earnings of subsidiary        (3,375,090)        (2,023,401)
      Net other operating activities                            (2,090)             4,386
                                                          ------------       ------------

          Net cash used in operating activities                (54,029)           (44,074)
                                                          ------------       ------------

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                     145,200             15,350
                                                          ------------       ------------

          Net cash provided by financing activities            145,200             15,350
                                                          ------------       ------------

Net increase (decrease) in cash                                 91,171            (28,724)

Cash at beginning of year                                      556,646            585,370
                                                          ------------       ------------

Cash at end of year                                       $    647,817       $    556,646
                                                          ============       ============