Form 10QSB
period 2005-03-31
GBC BANCORP INC
filed 2005-05-13
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2005

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

                                 (770) 995-0000
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2005: [1,749,108]; $1 par value

Transitional Small Business Disclosure Format   Yes [ ]    No [X]

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET - MARCH 31, 2005...............................    3

               CONSOLIDATED STATEMENTS OF INCOME AND
                COMPREHENSIVE INCOME - THREE MONTHS ENDED MARCH 31, 2005 AND 2004........    4

               CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
                MONTHS ENDED MARCH 31, 2005 AND 2004.....................................    5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................    6

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...........    9

            ITEM 3. CONTROLS AND PROCEDURES.............................................    17

PART II.    OTHER INFORMATION

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................   18

            SIGNATURES...................................................................   19

                         PART I - FINANCIAL INFORMATION
ITEM I -                      FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                 ASSETS
                                 ------
Cash and due from banks                                         $   3,667,180
Federal funds sold                                                  9,694,000
Securities available-for-sale, at fair value                       30,261,868

Loans                                                             282,499,594
Less allowance for loan losses                                      3,125,378
                                                                -------------
          Loans, net                                              279,374,216

Premises and equipment                                                340,888
Other assets                                                        9,891,517
                                                                -------------

          TOTAL ASSETS                                          $ 333,229,669
                                                                =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
    Noninterest-bearing                                         $  27,885,978
    Interest-bearing                                              272,264,837
                                                                -------------
          TOTAL DEPOSITS                                          300,150,815
Securities sold under repurchase agreements                         1,588,019
Other liabilities                                                   3,555,754
                                                                -------------
          TOTAL LIABILITIES                                       305,294,588
                                                                -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $1; 3,000,000 shares authorized;
      1,749,108 shares issued and outstanding                       1,749,108
    Capital surplus                                                18,484,005
    Retained earnings                                               7,983,533
    Accumulated other comprehensive loss                             (281,565)
                                                                -------------
          TOTAL STOCKHOLDERS' EQUITY                               27,935,081
                                                                -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 333,229,669
                                                                =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ---------------------------
                                                                  2005           2004
                                                              -----------     -----------
INTEREST INCOME
    Loans                                                     $ 4,967,666     $ 3,475,624
    Taxable securities                                            275,003         195,175
    Nontaxable securities                                          48,637          48,801
    Federal funds sold                                             56,674          14,654
                                                              -----------     -----------
              TOTAL INTEREST INCOME                             5,347,980       3,734,254
                                                              -----------     -----------

INTEREST EXPENSE
    Deposits                                                    1,778,429       1,244,648
    Repurchase agreements                                          10,789           4,001
                                                              -----------     -----------
              TOTAL INTEREST EXPENSE                            1,789,218       1,248,649
                                                              -----------     -----------

              NET INTEREST INCOME                               3,558,762       2,485,605
PROVISION FOR LOAN LOSSES                                         255,687         171,237
                                                              -----------     -----------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                       3,303,075       2,314,368
                                                              -----------     -----------

OTHER INCOME
    Service charges on deposit accounts                            41,768          96,048
    Gain on Sale of Loans                                         520,409         149,834
    Gain on Sale of Other Real estate owned                        43,748
    Other operating income                                         91,558          43,928
                                                              -----------     -----------
              TOTAL OTHER INCOME                                  697,483         289,810
                                                              -----------     -----------

OTHER EXPENSES
    Salaries and employee benefits                              1,340,886       1,106,063
    Equipment and occupancy expenses                              212,889         231,777
    Other operating expenses                                      509,031         373,013
                                                              -----------     -----------
              TOTAL OTHER EXPENSES                              2,062,806       1,710,853
                                                              -----------     -----------

              NET INCOME BEFORE INCOME TAXES                    1,937,752         893,325

INCOME TAX EXPENSE                                                702,000         288,000
                                                              -----------     -----------

              NET INCOME                                        1,235,752         605,325
                                                              -----------     -----------

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gains (losses)  on securities
      available-for-sale arising during period, net of tax       (332,245)        151,474
                                                              -----------     -----------

              COMPREHENSIVE INCOME                            $   903,507     $   756,799
                                                              ===========     ===========

BASIC EARNINGS PER SHARE                                      $      0.71     $      0.35
                                                              ===========     ===========

DILUTED EARNINGS PER SHARE                                    $      0.67     $      0.34
                                                              ===========     ===========

CASH DIVIDENDS PER SHARE                                      $         -     $         -
                                                              ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                   2005             2004
                                                                               ------------     ------------
OPERATING ACTIVITIES
    Net income                                                                 $  1,235,752     $    605,325
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                                 39,735           52,311
        Provision for loan losses                                                   255,687          171,237
        Increase  in interest receivable                                           (195,924)         (16,522)
        Increase in interest payable                                                117,722           85,060
        Increase in taxes payable                                                   575,386          173,292
        Net other operating activities                                             (192,345)        (148,184)
                                                                               ------------     ------------
              Net cash provided by  operating activities                          1,836,013          922,519
                                                                               ------------     ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                            -       (4,996,222)
    Proceeds from maturities of securities available-for-sale                       202,254        3,372,856
    Net (increase) decrease  in federal funds sold                                8,000,000       (6,719,000)
    Net increase in loans                                                       (30,828,619)      (9,444,389)
    Proceeds from sale of Other Real Estate Owned                                 1,194,430                -
    Purchase of premises and equipment                                               (2,925)         (14,077)
                                                                               ------------     ------------
          Net cash used in investing activities                                 (21,434,860)     (17,800,832)
                                                                               ------------     ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                     17,814,689       19,751,747
    Net  increase (decrease) in securities sold under repurchase agreements        (231,450)         139,703
    Net proceeds from the exercise of stock options                                 292,500           46,199
                                                                               ------------     ------------

          Net cash provided by financing activities                              17,875,739       19,937,649
                                                                               ------------     ------------

Net increase (decrease) in cash and due from banks                               (1,723,108)       3,059,336

Cash and due from banks at beginning of period                                    5,390,288        3,373,507
                                                                               ------------     ------------

Cash and due from banks at end of period                                       $  3,667,180     $  6,432,843
                                                                               ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

           Cash paid during the period for :

                  Interest                                                     $  1,671,496     $  1,163,589

                  Income taxes                                                 $    147,614     $    148,098

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

         The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER SHARE

         Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                    -----------------------
                                                       2005         2004
                                                    ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding        1,739,608    1,715,290
                                                    ==========   ==========

   Net income                                       $1,235,752   $  605,325
                                                    ==========   ==========

   Basic earnings  per share                        $      .71   $      .35
                                                    ==========   ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding        1,739,608    1,715,290
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year          94,247       61,902
                                                    ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding           1,833,855    1,777,192
                                                    ==========   ==========

   Net income                                       $1,235,752   $  605,325
                                                    ==========   ==========

   Diluted earnings per share                       $      .67   $      .34
                                                    ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  CURRENT ACCOUNTING DEVELOPMENTS

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

                        GBC BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our unaudited consolidated financial statements as of and for the three months ended March 31, 2005. Reference should be made to those financial statements for an understanding of the following discussion and analysis.

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

OVERVIEW

Our results for the first quarter of 2005 were highlighted by continued increased profitability to approximately $1,236,000, compared to approximately $605,000 for the first quarter of 2004, along with continued quality growth of over $19 million in total assets during the quarter.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004, as filed in our annual report on Form 10-KSB.

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

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of March 31, 2005 was considered satisfactory.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us approximately $1,600,000 dividend without regulatory approval.

At March 31, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                     ACTUAL
                             ----------------------
                                                      REGULATORY
                                                        MINIMUM
                             CONSOLIDATED     BANK    REQUIREMENT
                             ------------   -------   -----------
Leverage capital ratios         8.87 %       8.57 %      5.00 %
Risk-based capital ratios:
   Core capital                 9.50 %       9.19 %      6.00 %
   Total capital               10.55 %      10.24 %     10.00 %

These ratios may decline as asset growth continues, but are expected to exceed regulatory minimum requirements. We believe that anticipated future earnings will assist in keeping these ratios at satisfactory levels.

OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                  MARCH 31,
                                    2005
                                ------------
Commitments to extend credit    $113,811,460
Letters of credit                  4,794,569
                                ------------
                                $118,606,029
                                ============

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                               MARCH 31,   DECEMBER 31,
                                                  2005         2004
                                               ---------   ------------
                                                (DOLLARS IN THOUSANDS)
                                               ------------------------
Cash and due from banks                        $  3,667      $  5,390
Federal funds sold                                9,694        17,694
Securities                                       30,262        31,000
Loans, net                                      279,374       248,801
Premises and equipment                              341           378
Other assets                                      9,892        10,672
                                               --------      --------
                                               $333,230      $313,935
                                               ========      ========

Deposits                                       $300,151      $282,336
Securities sold under repurchase agreements       1,588         1,820
Other liabilities                                 3,556         3,040
Stockholders' equity                             27,935        26,739
                                               --------      --------
                                               $333,230      $313,935
                                               ========      ========

Our total assets increased by 6.15% for the first three months of 2005. Deposit growth of approximately $17,815,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our net loan to deposit ratio has increased to 93.08% at March 31, 2005 from 88.12% at December 31, 2004. Our total equity increased by year-to-date net income of approximately $1,236,000, proceeds from the exercise of stock options of approximately $293,000, and decreased by an unrealized loss on securities available-for-sale, net of tax, of approximately $332,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to approximately $30,262,000 at March 31, 2005. Unrealized losses on securities amounted to approximately $454,000 at March 31, 2005, as compared to an unrealized gain of approximately $82,000 at December 31, 2004. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 80% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one-to-four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

The remaining 20% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Following is a summary of our operations for the periods indicated:

                               THREE MONTHS ENDED
                                    MARCH 31,
                             ----------------------
                               2005          2004
                             --------      --------
                             (DOLLARS IN THOUSANDS)
                             ----------------------
Interest income              $  5,348      $  3,734
Interest expense                1,789         1,249
                             --------      --------
Net interest income             3,559         2,485
Provision for loan losses         256           171
Other income                      698           290
Other expense                   2,063         1,711
                             --------      --------
Pretax income                   1,938           893
Income tax                        702           288
                             --------      --------
Net income                   $  1,236      $    605
                             ========      ========

Our net interest income increased by approximately $1,074,000 for the first three months of 2005 as compared to the same periods in 2004. Our net interest margin increased to 4.51% during the first three months of 2005 as compared to 3.94% for the first three months of 2004. The increase in net interest income is due primarily to the increased volume of average loans, the increase in prime interest rate and related loan fees. The increase in the net interest margin is due to the increase in the prime interest rate along with the decrease in cost of funds. Our cost of funds increased to 2.48% in the first three months of 2005 as compared to 2.13% in the first three months of 2004.

The provision for loan losses increased by approximately $85,000 for the first three months of 2005 as compared to the same periods in 2004. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. Due to improvements in the economic environment, the historical experience of low losses and the maturing of the loan portfolio, management may decrease the general allowances for loan losses in the future. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.10% at March 31, 2005 as compared to 1.49% at December 31, 2004.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                                 MARCH 31,
                                                                          ----------------------
                                                                            2005           2004
                                                                          -------        -------
                                                                          (DOLLARS IN THOUSANDS)
                                                                          ----------------------
Nonaccrual loans                                                          $ 2,229        $ 1,139
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                     0              0
Restructured loans                                                            304              0
Potential problem loans                                                     2,551          3,988
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                 97             24
Interest income that was recorded on nonaccrual and restructured loans         38              0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2005        2004
                                                              ---------   ---------
                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Average amount of loans outstanding                           $ 264,611   $ 220,094
                                                              =========   =========

Balance of allowance for loan losses at beginning of period   $   3,775   $   3,029
                                                              ---------   ---------

Loans charged off
   Commercial and financial                                   $     573   $      16
   Real estate construction                                           0           0
   Installment                                                        0           0
   Other                                                            333           0
                                                              ---------   ---------
                                                                    906          16
                                                              ---------   ---------

Loans recovered
   Commercial and financial                                           0           0
   Real estate construction                                           0           0
   Installment                                                        0           0
                                                              ---------   ---------
                                                                      0           0
                                                              ---------   ---------

Net charge-offs                                                     906          16
                                                              ---------   ---------

Additions to allowance charged to
   operating expense during period                                  256         171
                                                              ---------   ---------

Balance of allowance for loan losses at end of period         $   3,125   $   3,184
                                                              =========   =========

Ratio of net loans charged off during the period to
   average loans outstanding                                        .34%        .01%
                                                              =========   =========

Other income increased by approximately $408,000 for the first three months of 2005 as compared to the same periods in 2004. Increased gain on sale of loans of approximately $372,000 accounted for the majority of the year-to-date increase. The increase is due to increased activity in the Small Business Administration
(SBA) loan program.

Other expenses increased by approximately $352,000 for the first three months of 2005 as compared to the same periods in 2004. Salaries and employee benefits have increased by approximately $235,000 during this period due to an increase in the number of full time equivalent employees to 44 as of March 31, 2005 from 42 as of March 31, 2004, commissions on sale of loans, and to other annual salary increases. Equipment and occupancy expenses have remained stable. Other operating expenses have increased by approximately $100,000, during this period due to our overall growth.

We have provided for income taxes at an effective tax rate of 36% for the first three months of 2005 as compared to 32% for the first three months of 2004.

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

                                     GBC BANCORP, INC.
                                        (Registrant)

DATE: May 12, 2005                    BY: /s/ Larry D. Key
                                          -------------------------------------
                                          Larry D. Key, President and
                                           Chief Executive Officer
                                          (Principal Executive Officer)

DATE: May 12, 2005                    BY: /s/ John Hopkins
                                          --------------------------------------
                                          John Hopkins, Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)