Form 10QSB
period 2005-06-30
GBC BANCORP INC
filed 2005-08-11
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005

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

                                 (770) 995-0000
                           (Issuer's telephone number)

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

Yes   X   No
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2005: 1,752,708; $1 par value

Transitional Small Business Disclosure Format   Yes       No   X
                                                    -----    -----

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - JUNE 30, 2005..................     3

             CONSOLIDATED STATEMENTS OF INCOME AND
                COMPREHENSIVE INCOME - THREE MONTHS ENDED JUNE 30, 2005
                AND 2004 AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004.....     4

             CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED
                JUNE 30, 2005 AND 2004...................................     5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................     6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATIONS..........................................     9

          ITEM 3. CONTROLS AND PROCEDURES................................    16

PART II.  OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................    17

          SIGNATURES.....................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                           ASSETS

Cash and due from banks                                            $  4,617,792
Federal funds sold                                                    7,878,000
Securities available-for-sale, at fair value                         31,521,083

Loans                                                               294,080,373
Less allowance for loan losses                                        3,274,957
                                                                   ------------
      Loans, net                                                    290,805,416

Premises and equipment                                                  320,462
Cash surrender value of life insurance                                5,626,893
Accrued interest                                                      1,802,806
Other assets                                                          4,344,695
                                                                   ------------
      TOTAL ASSETS                                                 $346,917,147
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
   Noninterest-bearing                                             $ 31,346,047
   Interest-bearing                                                 277,714,090
                                                                   ------------
      TOTAL DEPOSITS                                                309,060,137
Securities sold under repurchase agreements                           2,641,876
Other liabilities                                                     5,340,973
                                                                   ------------
      TOTAL LIABILITIES                                             317,042,986
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common stock, par value $1; 3,000,000 shares authorized;
      1,752,708 shares issued and outstanding                         1,752,708
   Capital surplus                                                   18,529,280
   Retained earnings                                                  9,577,497
   Accumulated other comprehensive income                                14,676
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY                                     29,874,161
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $346,917,147
                                                                   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                             -----------------------   ------------------------
                                                                2005         2004          2005         2004
                                                             ----------   ----------   -----------   ----------
INTEREST INCOME
   Loans                                                     $5,719,112   $3,685,362   $10,686,778   $7,160,986
   Taxable securities                                           281,223      199,845       556,226      395,020
   Nontaxable securities                                         48,385       48,550        97,022       97,351
   Federal funds sold                                            68,574       15,938       125,248       30,592
                                                             ----------   ----------   -----------   ----------
      TOTAL INTEREST INCOME                                   6,117,294    3,949,695    11,465,274    7,683,949
                                                             ----------   ----------   -----------   ----------

INTEREST EXPENSE
   Deposits                                                   2,132,118    1,274,372     3,910,547    2,522,021
   Repurchase agreements                                         14,034        2,000        24,823        3,000
                                                             ----------   ----------   -----------   ----------
      TOTAL INTEREST EXPENSE                                  2,146,152    1,276,372     3,935,370    2,525,021
                                                             ----------   ----------   -----------   ----------
      NET INTEREST INCOME                                     3,971,142    2,673,323     7,529,904    5,158,928
PROVISION FOR LOAN LOSSES                                       149,579      294,775       405,266      466,012
                                                             ----------   ----------   -----------   ----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     3,821,563    2,378,548     7,124,638    4,692,916
                                                             ----------   ----------   -----------   ----------

OTHER INCOME
   Service charges on deposit accounts                           50,490       86,611        92,258      182,659
   Gain on Sale of Loans                                        832,467      149,834     1,352,876      455,834
   Gain on Sale of Other Real Estate Owned                         (384)                    43,364
   Other operating income                                       101,272      201,919       192,830       89,681
                                                             ----------   ----------   -----------   ----------
      TOTAL OTHER INCOME                                        983,845      438,364     1,681,328      728,174
                                                             ----------   ----------   -----------   ----------

OTHER EXPENSES
   Salaries and employee benefits                             1,376,747    1,140,821     2,717,633    2,246,884
   Equipment and occupancy expenses                             208,238      221,732       421,127      453,509
   Other operating expenses                                     709,459      449,421     1,218,490      822,434
                                                             ----------   ----------   -----------   ----------
      TOTAL OTHER EXPENSES                                    2,294,444    1,811,974     4,357,250    3,522,827
                                                             ----------   ----------   -----------   ----------
      NET INCOME BEFORE INCOME TAXES                          2,510,964    1,004,938     4,448,716    1,898,263

INCOME TAX EXPENSE                                              917,000      360,000     1,619,000      648,000
                                                             ----------   ----------   -----------   ----------
      NET INCOME                                              1,593,964      644,938     2,829,716    1,250,263
                                                             ----------   ----------   -----------   ----------
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax      296,241     (576,948)      (36,004)    (425,474)
                                                             ----------   ----------   -----------   ----------
      COMPREHENSIVE INCOME                                   $1,890,205   $   67,990   $ 2,793,712   $  824,789
                                                             ==========   ==========   ===========   ==========
BASIC EARNINGS PER SHARE                                     $     0.91   $     0.38   $      1.62   $     0.73
                                                             ==========   ==========   ===========   ==========
DILUTED EARNINGS PER SHARE                                   $     0.87   $     0.36   $      1.54   $     0.70
                                                             ==========   ==========   ===========   ==========
CASH DIVIDENDS PER SHARE                                     $       --   $       --   $        --   $       --
                                                             ==========   ==========   ===========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                     2005           2004
                                                                 ------------   ------------
OPERATING ACTIVITIES
   Net income                                                    $  2,829,716   $  1,250,263
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                     76,188        101,658
      Provision for loan losses                                       405,266        466,012
      Gain on sale of Other Real Estate Owned                         (43,364)            --
      Gain on sale of loans                                        (1,352,876)      (455,834)
      Loans originated for sale                                   (10,104,346)    (4,581,750)
      Proceeds from the sale of loans                              11,457,222      5,037,584
      Increase in interest receivable                                (209,048)      (157,878)
      Increase in interest payable                                    194,797         73,797
      Increase in taxes payable                                        84,186        548,292
      Net other operating activities                                 (508,376)      (688,740)
                                                                 ------------   ------------
         Net cash provided by operating activities                  2,829,365      1,593,404
                                                                 ------------   ------------
INVESTING ACTIVITIES
   Purchases of securities available-for-sale                        (993,794)   (10,655,485)
   Proceeds from maturities of securities available-for-sale          414,643      3,778,318
   Net (increase) decrease in federal funds sold                    9,816,000     (5,586,000)
   Net increase in loans                                          (41,806,639)   (19,360,746)
   Proceeds from sale of Other Real Estate Owned                    1,194,430             --
   Purchase of life insurance                                         (95,340)      (768,289)
   Purchase of premises and equipment                                 (18,954)       (47,357)
                                                                 ------------   ------------
         Net cash used in investing activities                    (31,489,654)   (32,639,559)
                                                                 ------------   ------------
FINANCING ACTIVITIES
   Net increase in deposits                                        26,724,011     31,439,461
   Net increase in securities sold under repurchase agreements        822,407        460,992
   Net proceeds from exercise of stock options                        341,375         70,200
                                                                 ------------   ------------
         Net cash provided by financing activities                 27,887,793     31,970,653
                                                                 ------------   ------------
Net (decrease) increase in cash and due from banks                   (772,496)       924,498
Cash and due from banks at beginning of period                      5,390,288      3,373,507
                                                                 ------------   ------------
Cash and due from banks at end of period                         $  4,617,792   $  4,298,005
                                                                 ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for :
            Interest                                             $  3,740,573   $  2,598,818
            Income taxes                                         $  1,567,814   $  1,077,808
         Noncash transaction:
            Loans transferred to Other Real Estate Owned         $    602,759   $         --

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

     The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

     At June 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                       2005         2004
                                                    ----------   ---------
Net income, as reported                             $1,593,964   $ 644,938
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                                    --    (344,897)
                                                    ----------   ---------
Pro forma net income                                $1,593,964   $ 300,041
                                                    ==========   =========
Earnings per share:
   Basic - as reported                              $      .91   $     .38
                                                    ==========   =========
   Basic - pro forma                                $      .91   $     .17
                                                    ==========   =========
   Diluted - as reported                            $      .87   $     .36
                                                    ==========   =========
   Diluted - pro forma                              $      .87   $     .17
                                                    ==========   =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. STOCK COMPENSATION PLAN (CONTINUED)

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                      2005         2004
                                                   ----------   ----------
Net income, as reported                            $2,829,716   $1,250,263
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                                   --     (344,897)
                                                   ----------   ----------
Pro forma net income                               $2,829,716   $  905,366
                                                   ==========   ==========
Earnings per share:
   Basic - as reported                             $     1.62   $      .73
                                                   ==========   ==========
   Basic - pro forma                               $     1.62   $      .53
                                                   ==========   ==========
   Diluted - as reported                           $     1.54   $      .70
                                                   ==========   ==========
   Diluted - pro forma                             $     1.54   $      .50
                                                   ==========   ==========

NOTE 3. EARNINGS PER SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                        2005         2004
                                                     ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding         1,751,069    1,717,209
                                                     ==========   ==========
   Net income                                        $1,593,964   $  644,938
                                                     ==========   ==========
   Basic earnings per share                          $      .91   $      .38
                                                     ==========   ==========

Diluted Earnings Per Share:
   Weighted average common shares outstanding         1,751,069    1,717,209
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year           90,470       88,620
                                                     ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding            1,841,540    1,805,829
                                                     ==========   ==========
   Net income                                        $1,593,964   $  644,938
                                                     ==========   ==========
   Diluted earnings per share                        $      .87   $      .36
                                                     ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. EARNINGS PER SHARE (CONTINUED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                       2005         2004
                                                    ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding        1,745,370    1,716,250
                                                    ==========   ==========
   Net income                                       $2,829,716   $1,250,263
                                                    ==========   ==========
   Basic earnings per share                         $     1.62   $      .73
                                                    ==========   ==========
Diluted Earnings Per Share:
   Weighted average common shares outstanding        1,745,370    1,716,250
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year          91,780       82,667
                                                    ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding           1,837,150    1,798,917
                                                    ==========   ==========
   Net income                                       $2,829,716   $1,250,263
                                                    ==========   ==========
   Diluted earnings per share                       $     1.54   $      .70
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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of June 30, 2005 was considered satisfactory.

At June 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                    ACTUAL           REGULATORY
                             --------------------     MINIMUM
                             CONSOLIDATED    BANK   REQUIREMENT
                             ------------   -----   -----------
Leverage capital ratios          8.84%       8.55%      5.00%
Risk-based capital ratios:
   Core capital                  9.73        9.41       6.00
   Total capital                10.79       10.48      10.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                 JUNE 30,
                                   2005
                               ------------
Commitments to extend credit   $116,789,053
Letters of credit                 4,662,806
                               ------------
                               $121,451,859
                               ============

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                               JUNE 30,   DECEMBER 31,
                                 2005         2004
                               --------   ------------
                                (DOLLARS IN THOUSANDS)
Cash and due from banks        $  4,618     $  5,390
Federal funds sold                7,878       17,694
Securities                       31,521       31,000
Loans, net                      290,806      248,801
Premises and equipment              320          378
Other assets                     11,774       10,672
                               --------     --------
                               $346,917     $313,935
                               ========     ========

Deposits                       $309,060     $282,336
Securities sold under
   repurchase agreements          2,642        1,820
Other liabilities                 5,341        3,040
Stockholders' equity             29,874       26,739
                               --------     --------
                               $346,917     $313,935
                               ========     ========

Our total assets increased by 10.51% for the first six months of 2005. Deposit growth of $26,724,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our loan to deposit ratio has increased to
94.09 % at June 30, 2005 from 88.12% at December 31, 2004. Our total equity increased by year-to-date net income of $2,830,000, and proceeds from the exercise of stock options in the amount of $341,000. These increases were partially offset by unrealized losses on securities available-for-sale, net of tax, of $36,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to $31,521,000 at June 30, 2005. Unrealized gains on securities amounted to $15,000 at June 30, 2005, as compared to an unrealized gains of $51,000 at December 31, 2004. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Following is a summary of our operations for the periods indicated:

                            THREE MONTHS ENDED
                                 JUNE 30,
                            ------------------
                               2005     2004
                              ------   ------
                                (DOLLARS IN
                                 THOUSANDS)
Interest income               $6,117   $3,950
Interest expense               2,146    1,276
                              ------   ------
Net interest income            3,971    2,674
Provision for loan losses        150      295
Other income                     984      438
Other expense                  2,294    1,812
                              ------   ------
Pretax income                  2,511    1,005
Income tax                       917      360
                              ------   ------
Net income                    $1,594   $  645
                              ======   ======

                            SIX MONTHS ENDED
                                JUNE 30,
                            ----------------
                              2005     2004
                            -------   ------
                               (DOLLARS IN
                               THOUSANDS)
Interest income             $11,465   $7,684
Interest expense              3,935    2,525
                            -------   ------
Net interest income           7,530    5,159
Provision for loan losses       405      466
Other income                  1,681      728
Other expense                 4,357    3,523
                            -------   ------
Pretax income                 4,449    1,898
Income tax                    1,619      648
                            -------   ------
Net income                  $ 2,830   $1,250
                            =======   ======

Our net interest income increased by $1,297,000 and $2,371,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin increased to 4.63% during the first six months of 2005 as compared to 4.02% for the first six months of 2004 and 4.32% for the entire year of 2004. The increase in net interest income is due primarily to the increased volume of average loans outstanding, higher loan interest rates and increase in related loan fees. Our cost of funds increased to 2.64% in the first six months of 2005 as compared to 2.13% in the first six months of 2004. The increase in cost of funds was a smaller increase than the increase in loan yields, therefore, creating an increase in interest margins.

The provision for loan losses decreased by $145,000 and $61,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. Due to improvements in the economic environment, the historical experience of low losses and the maturing of the loan portfolio, management may decrease the general allowances for loan losses in the future. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.11% at June 30, 2005 as compared to 1.49% at December 31, 2004.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                             JUNE 30,
                                                                         ---------------
                                                                          2005     2004
                                                                         ------   ------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
Nonaccrual loans                                                         $1,606   $1,032
Loans contractually past due ninety days or more as to interest or
   principal payments and still accruing                                      0        0
Restructured loans                                                          304      304
Potential problem loans                                                   2,529    3,899
Interest income that would have been recorded on nonaccrual and
   restructured loans under original terms                                   77       30
Interest income that was recorded on nonaccrual and restructured loans        0        0

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
Average amount of loans outstanding                           $276,540   $222,998
                                                              ========   ========
Balance of allowance for loan losses at beginning of period   $  3,775   $  3,029
                                                              --------   --------
Loans charged off
   Commercial and financial                                   $    905   $     28
   Real estate construction                                          0         24
   Installment                                                       0          0
   Other                                                             0          0
                                                              --------   --------
                                                                   905         52
                                                              --------   --------
Loans recovered
   Commercial and financial                                          0          0
   Real estate construction                                          0          0
   Installment                                                       0          0
                                                              --------   --------
                                                                     0          0
                                                              --------   --------
Net charge-offs                                                    905         52
                                                              --------   --------
Additions to allowance charged to
   operating expense during period                                 405        466
                                                              --------   --------
Balance of allowance for loan losses at end of period         $  3,275   $  3,443
                                                              ========   ========
Ratio of net loans charged off during the period to
   average loans outstanding                                       .32%       .02%
                                                              ========   ========

Other income increased by $546,000 and $953,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Increase premiums on sale of SBA loans of $897,000 accounted for the majority of the year-to-date increase and was due to increase demand for SBA loans during the period which continues to strengthen the department.

Other expenses increased by $482,000 and $834,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Salaries and employee benefits have increased by $235,000 and $472,000 during these periods due to an increase in the commissions paid on SBA Premiums and to other annual salary increases. Equipment and occupancy expenses have remained stable. Other operating expenses have increased by $102,000 and $558,000 during these periods due to our overall growth and the increase in the value of the directors deferred compensation accrual of $300,000.

We have provided for income taxes at an effective tax rate of 36% for the first six months of 2005 as compared to 34% for the first six months of 2004.

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

                                       GBC BANCORP, INC.
                                       (Registrant)


DATE: August 10, 2005                  BY: /s/ Larry D. Key
                                           -------------------------------------
                                           Larry D. Key, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


DATE: August 10, 2005                  BY: /s/ John Hopkins
                                           -------------------------------------
                                           John Hopkins, Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)