Form 10QSB
period 2005-09-30
GBC BANCORP INC
filed 2005-11-09
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 1, 2005: 1,752,708; $1 par value

Transitional Small Business Disclosure Format Yes       No   X
                                                  -----    -----

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS
             CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2005..................     3
             CONSOLIDATED STATEMENTS OF INCOME AND
                COMPREHENSIVE INCOME - THREE MONTHS ENDED SEPTEMBER 30,
                2005 AND 2004 AND NINE MONTHS ENDED SEPTEMBER 30,
                2005 AND 2004.................................................     4
             CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
                MONTHS ENDED SEPTEMBER 30, 2005 AND 2004......................     5
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................     6
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..     9
          ITEM 3. CONTROLS AND PROCEDURES.....................................    16

PART II.  OTHER INFORMATION
          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................    17
          SIGNATURES..........................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                             ASSETS

Cash and due from banks                                            $  5,854,110
Federal funds sold                                                    9,218,000
Securities available-for-sale, at fair value                         31,067,440

Loans                                                               304,500,581
Less allowance for loan losses                                        3,319,452
                                                                   ------------
      Loans, net                                                    301,181,129
Premises and equipment                                                  303,743
Cash surrender value of life insurance                                5,674,563
Accrued interest receivable                                           2,087,826
Other assets                                                          4,773,156
                                                                   ------------
      TOTAL ASSETS                                                 $360,159,967
                                                                   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
   Noninterest-bearing                                             $ 30,176,575
   Interest-bearing                                                 289,305,912
                                                                   ------------
      TOTAL DEPOSITS                                                319,482,487
Securities sold under repurchase agreements                           2,279,546
Other liabilities                                                     6,953,244
                                                                   ------------
      TOTAL LIABILITIES                                             328,715,277
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $1; 3,000,000 shares authorized;
      1,752,708 shares issued and outstanding                         1,752,708
   Capital surplus                                                   18,529,280
   Retained earnings                                                 11,277,967
   Accumulated other comprehensive income                              (115,265)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY                                     31,444,690
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $360,159,967
                                                                   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                              -----------------------   -------------------------
                                                                2005          2004         2005          2004
                                                              ----------   ----------   -----------   -----------
INTEREST INCOME
   Loans                                                      $6,088,920   $4,008,811   $16,775,698   $11,169,797
   Taxable securities                                            283,260      266,093       839,486       661,113
   Nontaxable securities                                          48,404       48,569       145,426       145,920
   Federal funds sold                                             90,121       31,375       215,369        61,967
                                                              ----------   ----------   -----------   -----------
      TOTAL INTEREST INCOME                                    6,510,705    4,354,848    17,975,979    12,038,797
                                                              ----------   ----------   -----------   -----------
INTEREST EXPENSE
   Deposits                                                    2,511,775    1,466,731     6,422,322     3,988,752
   Repurchase agreements                                          20,338        3,351        45,161         6,351
                                                              ----------   ----------   -----------   -----------
      TOTAL INTEREST EXPENSE                                   2,532,113    1,470,082     6,467,483     3,995,103
                                                              ----------   ----------   -----------   -----------
      NET INTEREST INCOME                                      3,978,592    2,884,766    11,508,496     8,043,694
PROVISION FOR LOAN LOSSES                                         65,477       30,450       470,743       496,462
                                                              ----------   ----------   -----------   -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      3,913,115    2,854,316    11,037,753     7,547,232
                                                              ----------   ----------   -----------   -----------
OTHER INCOME
   Service charges on deposit accounts                            49,989      112,561       142,247       295,220
   Gain on sale of loans                                         339,266      301,791     1,692,142       657,625
   Gain on sale of other real estate                             (39,023)                     4,341
   Other operating income                                        414,275       65,511       607,105       155,192
                                                              ----------   ----------   -----------   -----------
      TOTAL OTHER INCOME                                         764,507      379,863     2,445,835     1,108,037
                                                              ----------   ----------   -----------   -----------
OTHER EXPENSES
   Salaries and employee benefits                              1,276,756    1,246,128     3,994,389     3,493,012
   Equipment and occupancy expenses                              211,815      167,454       632,942       620,963
   Other operating expenses                                      503,581      420,729     1,722,071     1,243,163
                                                              ----------   ----------   -----------   -----------
      TOTAL OTHER EXPENSES                                     1,992,152    1,834,311     6,349,402     5,357,138
                                                              ----------   ----------   -----------   -----------
      NET INCOME BEFORE INCOME TAXES                           2,685,470    1,399,868     7,134,186     3,298,131
INCOME TAX EXPENSE                                               985,000      492,000     2,604,000     1,140,000
                                                              ----------   ----------   -----------   -----------
      NET INCOME                                               1,700,470      907,868     4,530,186     2,158,131
                                                              ----------   ----------   -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains(losses) on securities
      available-for-sale arising during period, net of tax      (129,941)     470,761      (165,945)       45,287
                                                              ----------   ----------   -----------   -----------
      COMPREHENSIVE INCOME                                    $1,570,529   $1,378,629   $ 4,364,241   $ 2,203,418
                                                              ==========   ==========   ===========   ===========
BASIC EARNINGS PER SHARE                                      $     0.97   $     0.53   $      2.59   $      1.26
                                                              ==========   ==========   ===========   ===========
DILUTED EARNINGS PER SHARE                                    $     0.90   $     0.50   $      2.41   $      1.20
                                                              ==========   ==========   ===========   ===========
CASH DIVIDENDS PER SHARE                                      $       --   $       --   $        --   $        --
                                                              ==========   ==========   ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                           2005           2004
                                                                       ------------   ------------
OPERATING ACTIVITIES
   Net income                                                          $  4,530,186   $  2,158,131
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                          111,317        148,266
      Provision for loan losses                                             470,743        496,462
      Gain on sale of loans                                              (1,692,143)      (657,625)
      Loans originated for sale                                         (15,728,500)    (8,182,658)
      Proceeds from sales of loans                                       17,420,643      8,840,283
      Increase in interest receivable                                      (494,668)      (312,724)
      Decrease in interest payable                                          288,520         31,559
      Increase ( Decrease) in taxes payable                                 109,586       (427,208)
      Increase in Net other operating activities                          1,195,945        745,741
                                                                       ------------   ------------
         Net cash provided by  operating activities                       6,211,629      2,840,227
                                                                       ------------   ------------
INVESTING ACTIVITIES
   Purchases of securities available-for-sale                              (993,795)   (13,100,658)
   Proceeds from maturities of securities available-for-sale                658,705      6,079,151
   Net Decrease (Increase) in federal funds sold                          8,476,000     (8,530,000)
   Net Increase in loans                                                (51,656,158)   (30,362,707)
   Purchase of life insurance                                              (143,010)      (822,372)
   Purchase of premises and equipment                                       (37,362)       (66,434)
                                                                       ------------   ------------
         Net cash used in investing activities                          (43,695,620)   (46,803,020)
                                                                       ------------   ------------
FINANCING ACTIVITIES
   Net increase in deposits                                              37,146,361     50,777,310
   Net increase in securities sold under repurchase agreements              460,077        526,786
   Net proceeds from exercise of stock options                              341,375        145,200
                                                                       ------------   ------------
         Net cash provided by financing activities                       37,947,813     51,449,296
                                                                       ------------   ------------
Net increase in cash and due from banks                                     463,822      7,486,503
Cash and due from banks at beginning of period                            5,390,288      3,373,507
                                                                       ------------   ------------
Cash and due from banks at end of period                               $  5,854,110   $ 10,860,010
                                                                       ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Non cash transaction, financed sale of Other Real Estate Owned   $  1,194,430   $         --
      Cash paid during the period for:
         Interest                                                      $  6,178,963   $  3,963,544
         Income taxes                                                  $  2,499,414   $  1,597,208

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

     The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

     At September 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  ---------------------
                                                     2005        2004
                                                  ----------   --------
Net income, as reported                           $1,700,470   $907,868
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   Method for all awards                                  --    (44,560)
                                                  ----------   --------
Pro forma net income                              $1,700,470   $863,308
                                                  ==========   ========
Earnings per share:
   Basic - as reported                            $      .97   $    .53
                                                  ==========   ========
   Basic - pro forma                              $      .97   $    .50
                                                  ==========   ========
   Diluted - as reported                          $      .90   $    .50
                                                  ==========   ========
   Diluted - pro forma                            $      .90   $    .47
                                                  ==========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. STOCK COMPENSATION PLAN (CONTINUED)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------
Net income, as reported                           $4,530,186   $2,158,131
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards                                  --     (389,457)
                                                  ----------   ----------
Pro forma net income                              $4,530,186   $1,768.674
                                                  ==========   ==========
Earnings per share:
   Basic - as reported                            $     2.59   $     1.26
                                                  ==========   ==========
   Basic - pro forma                              $     2.59   $     1.03
                                                  ==========   ==========
   Diluted - as reported                          $     2.41   $     1.20
                                                  ==========   ==========
   Diluted - pro forma                            $     2.41   $      .98
                                                  ==========   ==========

NOTE 3. EARNINGS PER SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   -----------------------
                                                      2005         2004
                                                   ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding       1,752,708    1,722,124
                                                   ==========   ==========
   Net income                                      $1,700,470   $  907,868
                                                   ==========   ==========
   Basic earnings  per share                       $      .97   $      .53
                                                   ==========   ==========
Diluted Earnings Per Share:
   Weighted average common shares outstanding       1,752,708    1,722,124
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year        127,491       99,152
                                                   ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding          1,880,199    1,821,276
                                                   ==========   ==========
   Net income                                      $1,700,470   $  907,868
                                                   ==========   ==========
   Diluted earnings per share                      $      .90   $      .50
                                                   ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. EARNINGS PER SHARE (CONTINUED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   -----------------------
                                                      2005         2004
                                                   ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding       1,747,843    1,718,222
                                                   ==========   ==========
   Net income                                      $4,530,186   $2,158,131
                                                   ==========   ==========
   Basic earnings  per share                       $     2.59   $     1.26
                                                   ==========   ==========
Diluted Earnings Per Share:
   Weighted average common shares outstanding       1,747,843    1,718,222
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year        131,573       87,141
                                                   ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding          1,879,416    1,805,363
                                                   ==========   ==========
   Net income                                      $4,530,186   $2,158,131
                                                   ==========   ==========
   Diluted earnings per share                      $     2.41   $     1.20
                                                   ==========   ==========

NOTE 4. CURRENT ACCOUNTING DEVELOPMENTS

     There are recent accounting pronouncements that may have a material effect on the Company's financial statements. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company has elected to continue with the accounting methodology of Opinion No. 25 until periods beginning after December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of September 30, 2005 was considered satisfactory.

At September 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                    ACTUAL           REGULATORY
                             --------------------     MINIMUM
                             CONSOLIDATED    BANK   REQUIREMENT
                             ------------   -----   -----------
Leverage capital ratios          8.85%       8.58%      5.00%
Risk-based capital ratios:
   Core capital                  9.73        9.44       6.00
   Total capital                10.75       10.46      10.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                               SEPTEMBER 30,
                                    2005
                               -------------
Commitments to extend credit    $119,348,836
Letters of credit                 4,795,902
                                ------------
                                $124,144,738
                                ============

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2005            2004
                                              -------------   ------------
                                                 (DOLLARS IN THOUSANDS)
Cash and due from banks                          $  5,854       $  5,390
Federal funds sold                                  9,218         17,694
Securities                                         31,067         31,000
Loans, net                                        301,181        248,801
Premises and equipment                                304            378
Other assets                                       12,536         10,672
                                                 --------       --------
                                                 $360,160       $313,935
                                                 ========       ========
Deposits                                         $319,482       $282,336
Securities sold under repurchase agreements         2,280          1,820
Other liabilities                                   6,953          3,040
Stockholders' equity                               31,445         26,739
                                                 --------       --------
                                                 $360,160       $313,935
                                                 ========       ========

Our total assets increased by 14.72% for the first nine months of 2005. Deposit growth of $37,146,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our loan to deposit ratio has increased to
94.27 % at September 30, 2005 from 88.12% at December 31, 2004. Our total equity increased by year-to-date net income of $4,530,000, and proceeds from the exercise of stock options in the amount of $341,000. These increases were partially offset by unrealized losses on securities available-for-sale, net of tax, of $165,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to $31,067,000 at September 30, 2005. Unrealized losses on securities amounted to $115,000 at September 30, 2005, as compared to an unrealized gains of $51,000 at December 31, 2004. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 79% of our loan portfolio collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one-to-four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Following is a summary of our operations for the periods indicated:

                              THREE MONTHS ENDED
                                 SEPTEMBER 30,
                            ----------------------
                                 2005     2004
                                ------   ------
                            (DOLLARS IN THOUSANDS)
Interest income                 $6,511   $4,355
Interest expense                 2,532    1,470
                                ------   ------
Net interest income              3,979    2,885
Provision for loan losses           66       30
Other income                       764      379
Other expense                    1,992   1, 834
                                ------   ------
Pretax income                    2,685    1,400
Income tax                         985      492
                                ------   ------
Net income                      $1,700   $  908
                                ======   ======

                               NINE MONTHS ENDED
                                 SEPTEMBER 30,
                            ----------------------
                                 2005      2004
                               -------   -------
                            (DOLLARS IN THOUSANDS)
Interest income                $17,976   $12,038
Interest expense                 6,468     3,995
                               -------   -------
Net interest income             11,508     8,043
Provision for loan losses          471       496
Other income                     2,446     1,108
Other expense                    6,349     5,357
                               -------   -------
Pretax income                    7,134     3,298
Income tax                       2,604     1,140
                               -------   -------
Net income                     $ 4,530   $ 2,158
                               =======   =======

Our net interest income increased by $1,094,000 and $3,465,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin increased to 4.71% during the first nine months of 2005 as compared to 4.07% for the first nine months of 2004 and 4.32% for the entire year of 2004. The increase in net interest income is due primarily to the increased volume of average loans outstanding, higher loan interest rates and increase in related loan fees. Our cost of funds increased to 2.82% in the first nine months of 2005 as compared to 2.18% in the first nine months of 2004. The increase in cost of funds was a smaller increase than the increase in loan yields, therefore, creating an increase in interest margins.

The provision for loan losses increased by $36,000 for the third quarter and decreases by $25,000 for the first nine months of 2005, respectively, as compared to the same periods in 2004. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. Due to improvements in the economic environment, the historical experience of low losses and the maturing of the loan portfolio, management may decrease the general allowances for loan losses in the future. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.09% at September 30, 2005 as compared to 1.49% at December 31, 2004.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                     SEPTEMBER 30,
                                                ----------------------
                                                     2005     2004
                                                    ------   ------
                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans                                    $1,521   $2,114
Loans contractually past due ninety days or
   more as to interest or principal payments
   and still accruing                                    0        0
Restructured loans                                     304      304
Potential problem loans                              1,835    4,434
Interest income that would have been recorded
   on nonaccrual and restructured loans under
   original terms                                       49       44
Interest income that was recorded on
   nonaccrual and restructured loans                     0        6

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety dayspast due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ----------------------
                                                                  2005       2004
                                                                --------   --------
                                                              (DOLLARS IN THOUSANDS)
Average amount of loans outstanding                             $285,014   $227,590
                                                                ========   ========
Balance of allowance for loan losses at beginning of period     $  3,775   $  3,029
                                                                --------   --------
Loans charged off
   Commercial and financial                                     $    927   $     28
   Real estate construction                                            0         24
   Installment                                                         0          0
   Other                                                               0          0
                                                                 --------   -------
                                                                     927         52
                                                                --------   --------
Loans recovered
   Commercial and financial                                            0         12
   Real estate construction                                            0          0
   Installment                                                         0          0
                                                                --------   --------
                                                                       0         12
                                                                --------   --------
Net charge-offs                                                      927         40
                                                                --------   --------
Additions to allowance charged to
   operating expense during period                                   471        496
                                                                --------   --------
Balance of allowance for loan losses at end of period           $  3,319   $  3,485
                                                                ========   ========
Ratio of net loans charged off during the period to
   average loans outstanding                                         .33%       .02%
                                                                ========   ========

Other income increased by $385,000 and $1,338,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. An increase in premiums on sales of SBA loans of $1,035,000 accounted for the majority of the year-to-date increase and was due to increase demand for SBA loans during the period which continues to strengthen the department.

Other expenses increased by $158,000 and $992,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Salaries and employee benefits have increased by $50,000 and $522,000 during these periods due to new hires, an increase in the commissions paid on SBA Premiums and to other annual salary increases. Equipment and occupancy expenses have remained stable. Other operating expenses have increased by $80,000 and $450,000 during these periods due to our overall growth and the increase in the value of the directors deferred compensation accrual of $300,000.

We have provided for income taxes at an effective tax rate of 36% for the first nine months of 2005 as compared to 34% for the first nine months of 2004.

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

                                        GBC BANCORP, INC.
                                        (Registrant)


DATE: November 9, 2005                  BY: /s/ Larry D. Key
      ----------------                      ------------------------------------
                                            Larry D. Key, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


DATE: November 9, 2005                  BY: /s/ John Hopkins
      ----------------                      ------------------------------------
                                            John Hopkins, Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)