Form 10KSB
period 2005-12-31
GBC BANCORP INC
filed 2006-03-20
CIK 1026231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

     For the transition period from _________________ to _________________

                        Commission File Number: 000-50265

                                GBC BANCORP, INC.
                 (Name of small business issuer in its charter)

            GEORGIA                                               58-2265327
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

             165 Nash Street                                          30045
         Lawrenceville, Georgia                                    (Zip Code)
(Address of Principal Executive Offices)

                                 (770) 995-0000
                           (Issuer's Telephone Number,
                              Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) :

     Yes [ ] No [X]

     The Issuer's revenue for the fiscal year ended December 31, 2005, was approximately $28,175,590.

     The aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant as of March 15, 2006, was $33,535,500, based on a private sale price of $25.00 per share.

     There were 1,772,708 shares of the Registrant's common stock outstanding as of March 15, 2006.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2005 fiscal year end are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I...................................................................     1
   ITEM 1.  DESCRIPTION OF BUSINESS......................................     1
   ITEM 2.  DESCRIPTION OF PROPERTY......................................    10
   ITEM 3.  LEGAL PROCEEDINGS............................................    10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...........    10

PART II..................................................................    10
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....    10
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....    11
   ITEM 7.  FINANCIAL STATEMENTS.........................................    28
   ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................    28
   ITEM 8A. CONTROLS AND PROCEDURES......................................    29
   ITEM 8B. OTHER INFORMATION............................................    29

PART III.................................................................    29
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
               EXCHANGE ACT..............................................    29
   ITEM 10. EXECUTIVE COMPENSATION.......................................    29
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS................    29
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    30
   ITEM 13. EXHIBITS.....................................................    30
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................    31

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

EMPLOYEES

     The Bank had 48 total employees as of March 15, 2006, all of whom were full-time employees. We do not have any employees who are not also employees of the Bank.

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

     Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2005, the Bank could pay a $3,100,000 dividend to us. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2005, our total risk-based capital ratio and our Tier 1 risk-based capital ratio were 10.98% and 9.88%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our leverage ratio as of December 31, 2005, was 9.08%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised us of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to us.

     The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2005. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

     None

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

     As of March 15, 2006, there were approximately 750 holders of our common stock.

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

     Subject to certain conditions imposed by our regulators, we, as the sole holder of common stock of the Bank, are entitled to such dividends as may be declared from time to time by the Board of Directors of the Bank out of funds legally available therefore. Dividends paid may not exceed 50% of net profits after taxes for the previous fiscal year without prior approval of the Georgia Department of Banking and Finance. The Bank may not pay cumulative dividends on its common stock.

     In the absence of other activities conducted by us, our ability to pay dividends will depend upon the earnings of the Bank. However, we cannot guarantee the future payment of dividends, either in cash or in stock.

                   EQUITY COMPENSATION PLAN INFORMATION TABLE

                                                                                   NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE FOR
                                                                                  FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                BE ISSUED UPON EXERCISE     EXERCISE PRICE OF        PLANS (EXCLUDING
                                OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
         PLAN CATEGORY            WARRANTS AND RIGHTS      WARRANTS AND RIGHTS         COLUMN (A))
         -------------          -----------------------   --------------------   -----------------------
                                          (A)                      (B)                     (C)
Equity compensation
   plans approved by
   security holders..........           363,900                  $13.12                    775
Equity compensation
   plans not approved
   by security holders.......                 0                       0                      0
   Total.....................           363,900                  $13.12                    775

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is management's discussion and analysis of certain significant factors that have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying audited consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements as of and for the year ended December 31, 2005. Reference should be made to those statements and the selected financial data presented elsewhere in this Annual Report for an understanding of the following discussion and analysis.

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

OVERVIEW

     Our 2005 results were highlighted by improved profitability and continued loan and deposit growth. Our net income increased to approximately $6,201,000, as compared to approximately $3,323,000 in 2004, primarily due to an increase in loan interest income associated with a substantial growth in loans, increase in gain on sale of U.S. Small Business Administration, or "SBA", loans due to increased SBA volume, with only a slight increase in interest expense even though deposits grew substantially.

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

FINANCIAL CONDITION AT DECEMBER 31, 2005 AND 2004

     Following is a summary of our balance sheets for the years indicated:

                                                       DECEMBER 31,
                                                 ----------------------
                                                     2005       2004
                                                   --------   --------
                                                 (DOLLARS IN THOUSANDS)
Cash and due from banks ......................     $  3,801   $  5,390
Federal funds sold ...........................       16,656     17,694
Securities ...................................       32,411     31,000
Loans, net ...................................      315,453    248,801
Premises and equipment .......................          293        378
Other assets .................................       11,092     10,672
                                                   --------   --------
                                                   $379,706   $313,935
                                                   ========   ========

Total deposits ...............................     $341,171   $282,336

Securities sold under repurchase agreements ..          830      1,820
Other liabilities ............................        4,712      3,040
Stockholders' equity .........................       32,993     26,739
                                                   --------   --------
                                                   $379,706   $313,935
                                                   ========   ========

     As of December 31, 2005, we had total assets of approximately $380 million, an increase of 21% over December 31, 2004 Total interest-earning assets were approximately $365 million at December 31, 2006, or 96% of total assets, as compared to 95% of total assets at December 31, 2004. Our primary interest-earning assets at December 31, 2005, were loans, which made up 86% of total interest-earning assets, as compared to 84% at December 31, 2004. Our loan to deposit ratio was 92% at December 31, 2005, as compared to 88% at December 31, 2004. Deposit growth of approximately $59 million along with the decrease in cash and due from banks and federal funds funded the increase in investments of $1.4 million and the increase in loans of $67 million.

     Our securities portfolio, consisting of U.S. Agency, State and municipal, and mortgage-backed securities, amounted to approximately $32 million at December 31, 2005. Net unrealized losses on securities amounted to approximately $705,000 at December 31, 2005, as compared to an unrealized gain of approximately $82,000 at December 31, 2004. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     Approximately 79% of our loan portfolio is collateralized by real estate located in our primary market area of Gwinnett County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans collateralized by loans to build one- to four-family residential properties. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value.

     The remaining approximately 21% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

     At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders' equity increased by approximately $6,254,000 due to net income in 2005 of approximately $6,201,000 and proceeds from the exercise of stock options of $541,000. These increases partially offset by a decrease in other comprehensive income related to our securities of approximately $488,000. For regulatory purposes, the net unrealized gains on securities available-for-sale are excluded in the computation of the capital ratios.

     In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay us a $3,100,000 dividend without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the holding company and the Bank as of December 31, 2004, are as follows:

                                       ACTUAL           REGULATORY
                                --------------------     MINIMUM
                                CONSOLIDATED    BANK   REQUIREMENT
                                ------------   -----   -----------
Leverage capital ratios .....       9.08        8.77%      5.00%
Risk-based capital ratios:
   Core capital .............       9.88%       9.55%      6.00
   Total capital ............      10.98%      10.65%     10.00

     At December 31, 2005, we had no material commitments for capital expenditures.

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

     Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                          DECEMBER 31,
                                  ---------------------------
                                      2005           2004
                                  ------------   ------------
Letters of credit .............   $  4,606,625   $  4,607,425
Commitments to extend credit ..    115,581,935     98,888,244
                                  ------------   ------------
   Total ......................   $120,188,560   $103,495,669
                                  ============   ============

     Letters of credit are conditional commitments that we issue to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary. At December 31, 2005, we had arrangements with four commercial banks for additional short-term advances of $25,200,000.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

     The following is a summary of our operations for the years indicated.

                                  DECEMBER 31,
                               -----------------
                                 2005      2004
                               -------   -------
                                  (DOLLARS IN
                                   THOUSANDS)
Interest income ............   $25,192   $16,849
Interest expense ...........     9,324     5,625
                               -------   -------
Net interest income ........    15,868    11,224
Provision for loan losses ..       853       798
Other income ...............     2,983     1,815
Other expenses .............     8,356     7,209
                               -------   -------
Pretax income ..............     9,642     5,032
                               -------   -------
Income taxes ...............     3,441     1,709
                               -------   -------
   Net income ..............   $ 6,201   $ 3,323
                               =======   =======

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

     Our net yield on average interest-earning assets was 4.75% in 2005, as compared to 4.17% in 2004. Average loans increased by approximately $57 million, which accounted for the most significant change in the approximately $64 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by approximately $55 million, with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 7.57% in 2005 from 6.26% in 2004. The rate paid on average interest-bearing liabilities increased to 3.30% in 2005 from 2.47% in 2004. The increase in net yield was due primarily to the rising rate environment experienced during 2005. As our rates continue to increase on average interest-earning assets, we expect to see our net yield continue to increase.

Provision for Loan Losses

     The provision for loan losses was $853,000 in 2005, as compared to $798,000 in 2004. The increase in the amounts provided were due primarily to the change in the inherent risk in the loan portfolio. We had $926,000 in net charge-offs in 2005, as compared to $52,000 in net charge-offs in 2004. As of December 31, 2005, we had $1,961,000 of nonperforming loans or assets, as compared to $2,145,000 at December 31, 2004. Through our eighth full year of operations, we have incurred no significant loan losses. Based on our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based on our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans at December 31, 2005 was 1.16%, as compared to 1.49% at December 31, 2004. The increase in this percentage is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses.

Other Income

     Other income consists of service charges on deposit accounts, mortgage loan origination fees, gain on sale of SBA loans and other miscellaneous revenue and fees. Other income of approximately $2,983,000 increased by approximately $1,168,000 in 2005 from approximately $1,815,000 in 2004. This net increase is due to a increase in service charges on deposit accounts of approximately $8,000, a decrease in mortgage loan origination fees of approximately $1,000, an increase in gains on sale of

SBA loans of approximately $723,000, an increase in SBA servicing fees of $384,000 a decrease in income recognized on life insurance policies of approximately $2,000, and a increase in other miscellaneous revenues and fees of approximately $56,000.

Other Expenses

     Other expenses were approximately $8,356,000 in 2005, as compared to approximately $7,209,000 in 2004, an increase of approximately $1,147,000. Salaries and employee benefits increased by approximately $669,000 due to the annual salary increase to all employees and the increase in commissions paid on SBA premiums. Equipment and occupancy expenses decreased by approximately $26,000, due primarily to decreased property taxes and decrease in depreciation. Other operating expenses increased by approximately $504,000, due primarily to a $34,000 increase in data processing costs, $248,000 increase in director fees, $46,000 increase in broker fees, $65,000 increase in professional fees, $58,000 increase in business license, $35,000 increase in contributions and a $18,000 increase in other operating costs. The overall increase in other expenses is primarily attributable to the growth of the Bank.

Income Tax

     We have reported income tax expense for 2005 of $3,441,000, as compared to $1,709,000 in 2003. Our effective income tax rate was 36% in 2005 and 34% in 2004.

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

     At December 31, 2005, our cumulative one year interest rate-sensitivity gap ratio was 1.05. Our targeted ratio is .80 to 1.20 in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

                                                     AFTER THREE    AFTER ONE
                                           WITHIN     MONTHS BUT    YEAR BUT
                                            THREE     WITHIN ONE     WITHIN     AFTER FIVE
                                           MONTHS        YEAR      FIVE YEARS      YEARS       TOTAL
                                          --------   -----------   ----------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Federal funds sold .................   $ 16,656    $       0     $     0       $     0    $ 16,656
   Securities .........................          0            0      14,847        17,564      32,411
   Loans ..............................    275,488       14,810      27,690         1,167     319,155
                                          --------    ---------     -------       -------    --------
      Total ...........................    292,144       14,810      42,537        18,731     368,222
                                          --------    ---------     -------       -------    --------
Interest-bearing liabilities:
   Interest-bearing demand deposits ...     61,191            0           0             0      61,191
   Savings ............................      2,879            0           0             0       2,879
   Certificates, less than $100,000 ...     38,863      119,240       7,806             0     165,909

   Certificates, $100,000 and over .....      17,790       51,444      12,448             0      81,682
   Repurchase agreements ...............         829            0           0             0         829
                                            --------    ---------     -------       -------    --------
      Total ............................     121,552      170,684      20,254             0     312,490
                                            --------    ---------     -------       -------    --------
   Interest rate sensitivity gap .......    $170,592    $(155,874)    $22,283       $18,731    $ 55,732
                                            ========    =========     =======       =======    ========
   Cumulative interest rate sensitivity
      gap ..............................    $170,592    $  14,718     $37,001       $55,732
                                            ========    =========     =======       =======
   Interest rate sensitivity gap ratio..        2.40          .09        2.10            .0
   Cumulative interest rate sensitivity
      gap ratio ........................        2.40         1.05        1.12          1.18

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

         DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

     The condensed average balance sheet for the years indicated is presented below. (1)

                                             DECEMBER 31,
                                        ----------------------
                                            2005       2004
                                          --------   --------
                                        (DOLLARS IN THOUSANDS)
Cash and due from banks .............     $  4,497   $  4,049
Securities ..........................       31,497     26,572
Securities valuation account ........         (202)        27
Federal funds sold ..................        9,826      8,373
Loans (2) ...........................      291,716    234,025
Allowance for loan losses ...........       (3,427)    (3,389)
Other assets ........................       11,524      9,697
                                          --------   --------
      Total .........................     $345,431   $279,354
                                          ========   ========
Total interest-earning assets .......     $332,837   $268,970
                                          ========   ========
Deposits:
   Noninterest-bearing demand .......     $ 29,051   $ 25,060
   Interest-bearing demand ..........       41,475     36,156
   Savings ..........................        5,904      8,668
   Time .............................      232,931    182,009
                                          --------   --------
      Total deposits ................     $309,361   $251,893
Repurchase agreements ...............        2,190        910
Other liabilities ...................        4,877      2,707
                                          --------   --------
      Total liabilities .............      316,428    255,510
Stockholders' equity ................       29,003     23,844
                                          --------   --------
      Total .........................     $345,431   $279,351
                                          ========   ========
Total interest-bearing liabilities ..     $282,500   $227,743
                                          ========   ========

(1) For each category, average balances were determined using the daily average balances during the year.

(2) The average balance of nonaccrual loans included in average loans for 2005 and 2004 was $2,167,000 and $1,602,000, respectively.

INTEREST INCOME AND INTEREST EXPENSE

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                  YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------
                                                               2005                      2004
                                                     -----------------------   ------------------------
                                                     INTEREST   AVERAGE RATE    INTEREST   AVERAGE RATE
                                                     --------   ------------   ---------   ------------
INTEREST INCOME:
   Interest and fees on loans (1).................    $23,527       8.07%        $15,633       6.68%
   Interest on securities.........................      1,354       4.30           1,103       4.15
   Interest on federal funds sold.................        311       3.17             113       1.35
                                                      -------                    -------
   Total interest income..........................     25,192       7.57          16,849       6.26
                                                      -------                    -------
INTEREST EXPENSE:
   Interest on interest-bearing demand deposits...      1,082       2.61             536       1.48
   Interest on savings deposits...................        138       2.34             130       1.50
   Interest on time deposits......................      8,046       3.45           4,944       2.72
   Interest on repurchase agreements..............         58       2.60              15       1.65
                                                      -------                    -------
   Total interest expense.........................      9,324       3.30           5,625       2.47
                                                      -------                    -------
Net interest income...............................    $15,868                    $11,224
                                                      =======                    =======
   Net interest spread............................                  4.27%                      3.79%
   Net yield on average interest-earning assets...                  4.77%                      4.17%

(1) Interest and fees on loans includes $3,189,000 and $2,590,000 of loan fee income for the years ended December 31, 2005 and 2004, respectively. There was no interest income recognized on nonaccrual loans during 2005 or 2004.

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

                                                 YEARS ENDED DECEMBER 31,
                                                       2005 VS. 2004
                                                      CHANGES DUE TO:
                                                --------------------------
                                                 RATE    VOLUME   TOTAL(1)
                                                ------   ------   --------
                                                  (DOLLARS IN THOUSANDS)
Increase (decrease) in:
   Income from interest-earning assets:
   Interest and fees on loans ...............   $3,606   $4,288     $7,894
   Interest on securities ...................       48      203        251
   Interest on federal funds sold ...........      175       23        198
                                                ------   ------     ------
      Total interest income .................    3,830    4,513      8,343
                                                ------   ------     ------
   Expense from interest-bearing liabilities:
   Interest on demand deposits and savings ..      525       30        555
   Interest on time deposits ................     1504    1,597       3101
   Interest on repurchase agreements ........       13       30         43
                                                ------   ------     ------
      Total interest expense ................    2,042    1,657      3,699
                                                ------   ------     ------
         Net interest income ................   $1,856   $2,788     $4,644
                                                ======   ======     ======

(1) The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                    DECEMBER 31,
                                 -----------------
                                   2005      2004
                                 -------   -------
                                    (DOLLARS IN
                                     THOUSANDS)
Mortgage-backed securities ...   $ 4,735   $ 4,673
U.S. Government agencies .....    22,206    20,715
State, County, & Municipals ..     5,470     5,612
                                 -------   -------
   Total .....................   $32,411   $31,000
                                 =======   =======

MATURITIES

     The amounts of securities, including the weighted average yield in each category as of December 31, 2005, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

                                 AFTER ONE THROUGH     AFTER FIVE THROUGH
                                     FIVE YEARS            TEN YEARS
                                -------------------   -------------------
                                 AMOUNT   YIELD (1)    AMOUNT   YIELD (1)
                                -------   ---------   -------   ---------
                                          (DOLLARS IN THOUSANDS)
Mortgage-backed securities ..   $ 3,527     4.43%     $ 1,207     5.35%
U.S. Government agencies ....     9,599     3.89%      12,607     4.76%
State, County, & Municipal ..     1,721     4.79%       3,749     5.04%
                                -------     ----      -------     ----
   Total ....................   $14,847     4.12%     $17,563     4.86%
                                =======     ====      =======     ====

                                  AFTER TEN YEARS            TOTAL
                                -------------------   -------------------
                                 AMOUNT   YIELD (1)    AMOUNT   YIELD (1)
                                -------   ---------   -------   ---------
                                          (DOLLARS IN THOUSANDS)
Mortgage-backed securities ..      $0         0%      $ 4,735     4.67%
U.S. Government agencies ....       0         0%       22,206     4.38%
State, County, & Municipal ..       0         0%        5,470     4.97%
                                  ---       ---       -------     ----
   Total ....................      $0         0%      $32,411     4.52%
                                  ===       ===       =======     ====

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range. Maturities are based on call dates.

                                 LOAN PORTFOLIO

TYPES OF LOANS

     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

                                                   DECEMBER 31,
                                                -------------------
                                                  2005       2004
                                                --------   --------
                                                    (DOLLARS IN
                                                     THOUSANDS)
Commercial ..................................   $ 58,087   $ 49,989
Construction loans secured by real estate ...    166,912    137,329
Commercial loans secured by real estate .....     86,246     57,786
Consumer installment loans and other ........      7,910      7,472
                                                --------   --------
   Total ....................................    319,155    252,576
Less allowance for loan losses ..............     (3,702)    (3,775)
                                                --------   --------
   Net loans ................................   $315,453   $248,801
                                                ========   ========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 2005, are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                           (DOLLARS IN THOUSANDS)
                                           ----------------------
Commercial
   One year or less ....................          $ 51,419
   After one through five years ........             5,553
   After five years ....................             1,115
                                                  --------
      Total commercial .................            58,087
                                                  --------
Construction and other real estate loans
   One year or less ....................           229,389
   After one through five years ........            22,140
   After five years ....................             1,629
                                                  --------
      Total construction ...............           253,158
                                                  --------
Other
   One year or less ....................             6,332
   After one through five years ........             1,453
   After five years ....................               125
                                                  --------
      Total other ......................             7,910
                                                  --------
         Total .........................          $319,155
                                                  ========

     The following table summarizes loans at December 31, 2005, with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                           (DOLLARS IN THOUSANDS)
                                           ----------------------
Predetermined interest rates ...........           $28,858
Floating or adjustable interest rates ..            49,495
                                                   -------
   Total ...............................           $78,353
                                                   =======

RISK ELEMENTS

     Information with respect to nonaccrual, past due, and restructured loans at December 31, 2005 and 2004 is as follows:

                                                                              DECEMBER 31,
                                                                            ---------------
                                                                             2005     2004
                                                                            ------   ------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Nonaccrual loans ........................................................   $1,961   $2,145
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing .............................      367       34
Restructured loans ......................................................      279        0
Potential problem loans .................................................        0        0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms ..........................       70       64
Interest income that was recorded on nonaccrual and restructured loans ..       17        0

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

                                                                                  DECEMBER 31,
                                                                             ----------------------
                                                                                2005        2004
                                                                             ---------   ----------
                                                                             (DOLLARS IN THOUSANDS)
Average amount of loans outstanding ......................................    $312,085   $234,025
                                                                              ========   ========
Balance of allowance for loan losses at beginning of period ..............    $  3,775   $  3,029
                                                                              --------   --------
Loans charged off:
   Commercial and financial ..............................................         594         28
   Real estate mortgage ..................................................           0         24
   Installment ...........................................................         332         12
                                                                              --------   --------
      Total ..............................................................         926         64
                                                                              --------   --------
Loans recovered:
   Commercial and financial ..............................................           0         12
   Real estate mortgage ..................................................           0          0
   Installment ...........................................................           0          0
                                                                              --------   --------
Net charge-offs ..........................................................         927         52
                                                                              --------   --------
Additions to allowance charged to operating expense during year ..........         853        798
                                                                              --------   --------
Balance of allowance for loan losses at end of year ......................    $  3,702   $  3,775
                                                                              ========   ========
Ratio of net loans charged off during year to average loans outstanding ..         .30%       .02%
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

     As of December 31, 2005 and 2004, the allocation of our allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                              DECEMBER 31,
                                               -----------------------------------------
                                                       2005                  2004
                                               -------------------   -------------------
                                                        PERCENT OF            PERCENT OF
                                                         LOANS IN              LOANS IN
                                                           EACH                  EACH
                                                         CATEGORY              CATEGORY
                                                         TO TOTAL              TO TOTAL
                                               AMOUNT      LOANS     AMOUNT      LOANS
                                               ------   ----------   ------   ----------
                                                         (DOLLARS IN THOUSANDS)
Commercial .................................   $  674       18%      $1,030       27%
Construction loans secured by real estate ..    1,936       53        1,373       36
Commercial loans secured by real estate ....    1,000       27        1,297       34
Consumer installment loans and other .......       92        2           75        3
                                               ------      ---       ------      ---
                                               $3,702      100%      $3,775      100%
                                               ======      ===       ======      ===

                                    DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits is presented below. (1)

                                                    YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------
                                                  2005                    2004
                                         ---------------------   ---------------------
                                          AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                         --------   ----------   --------   ----------
                                                     (Dollars in Thousands)
Noninterest-bearing demand deposits ..   $ 29,051       .00%       23,440       .00%
Interest-bearing demand deposits .....     41,475      2.61        36,156      1.48
Savings deposits .....................      5,904      2.34         8,668      1.50
Time deposits ........................    232,931      3.45       182,009      2.72
                                         --------                --------
   Total .............................   $309,361                $250,273
                                         ========                ========

(1)  Average balances were determined using the daily average balances.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005, are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months, and over twelve months.

                                           (DOLLARS IN THOUSANDS)
                                           ----------------------
Three months or less ...................           $17,790
Over three months through six months ...            17,829
Over six months through twelve months ..            33,699
Over twelve months .....................            12,447
                                                   -------
   Total ...............................           $81,765
                                                   =======

                           RETURN ON ASSETS AND EQUITY

     The following rate of return information for the years indicated is presented below.

                                YEARS ENDED DECEMBER 31,
                                ------------------------
                                       2005    2004
                                      -----   -----
Return on assets (1).........          1.80%   1.19%
Return on equity (2).........         21.38   13.94
Dividend payout ratio (3)....            --      --
Equity to assets ratio (4)...          8.40    8.54

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------
Independent Auditor's Report.........................................      F-1
Consolidated Balance Sheets as of December 31, 2005
   and December 31, 2004.............................................      F-2
Consolidated Statements of Income for the
   Years Ended December 31, 2005 and December 31, 2004...............      F-3
Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 2005 and December 31, 2004...............      F-4
Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 2005 and December 31, 2004...............      F-5
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2005 and December 31, 2004...............      F-6
Notes to Consolidated Financial Statements...........................      F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

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

     There have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information set forth under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement used in connection with our 2006 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2006 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" in the Proxy Statement used in connection with our 2006 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with our 2006 Annual Shareholders' meeting is incorporated herein by reference.

ITEM 13. EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
   3.1    Articles of Incorporation of the Company, as amended (filed as Exhibit
          3.1 to the Registration Statement on Form SB-2, as amended
          (Registration No. 333-19081)).

   3.2    Amended and Restated Bylaws (filed as Exhibit 3.2 to Annual Report on
          Form 10-KSB for the year ended December 31, 1999, Registration No.
          333-52494).

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

  14.1    Code of Ethics (filed as Exhibit 14.1 to the Annual Report on Form
          10-KSB for the year ended December 31, 2003).

  21.1    Subsidiaries of the Company.

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
  31.2    Certification of Chief Financial Officer Pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002.

  32.1    Certification of Chief Executive Officer and Chief Financial Officer
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the caption "Independent Auditors" in the Proxy Statement used in connection with our 2006 Annual Shareholders' meeting is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GBC BANCORP, INC.


Date: March 20, 2006                    By: /s/ Larry D. Key
                                            ------------------------------------
                                            Larry D. Key, President and
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities on March 20, 2006.

              SIGNATURE                                   TITLE
              ---------                                   -----


/s/ Larry D. Key                        President, Chief Executive Officer and
-------------------------------------   Chairman of the Company and the Bank
Larry D. Key


/s/ John T. Hopkins III                 Executive Vice President, Chief
-------------------------------------   Financial Officer, Secretary and
John T. Hopkins III                     Treasurer of the Company and the Bank


/s/ James B. Ballard                    Director of the Company and the Bank
-------------------------------------
James B. Ballard


/s/ Jerry M. Boles                      Director of the Company and the Bank
-------------------------------------
Jerry M. Boles


/s/ W. H. Britt                         Director of the Company and the Bank
-------------------------------------
W. H. Britt


/s/ Richard F. Combs                    Director of the Company and the Bank
-------------------------------------
Richard F. Combs


/s/ William G. Hayes                    Director of the Company and the Bank
-------------------------------------
William G. Hayes


/s/ Douglas A. Langley                  Director of the Company and the Bank
-------------------------------------
Douglas A. Langley


/s/ Norris J. Nash                      Director of the Company and the Bank
-------------------------------------
Norris J. Nash


/s/ J. Joseph Powell                    Director of the Company and the Bank
-------------------------------------
J. Joseph Powell


/s/ William S. Stanton, Jr.             Director of the Company and the Bank
-------------------------------------
William S. Stanton, Jr.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2005

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................       1

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS..........................................       2
   CONSOLIDATED STATEMENTS OF INCOME....................................       3
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME......................       4
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY......................       5
   CONSOLIDATED STATEMENTS OF CASH FLOWS................................       6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................    7-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
GBC BANCORP, INC.
LAWRENCEVILLE, GEORGIA

          We have audited the accompanying consolidated balance sheets of GBC BANCORP, INC. AND SUBSIDIARY as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GBC Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
January 13, 2006

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                         2005           2004
                                                                     ------------   ------------
                              ASSETS

Cash and due from banks                                              $  3,800,741   $  5,390,288
Federal funds sold                                                     16,656,000     17,694,000
Securities available-for-sale                                          32,410,839     31,000,002
Loans, net of unearned income                                         319,154,751    252,576,451
Less allowance for loan losses                                          3,701,532      3,775,167
                                                                     ------------   ------------
      Loans, net                                                      315,453,219    248,801,284

Premises and equipment, net                                               292,640        377,698
Cash surrender value of life insurance                                  5,719,750      5,531,553
Other real estate owned                                                        --      1,194,430
Other assets                                                            5,372,422      3,945,566
                                                                     ------------   ------------
      TOTAL ASSETS                                                   $379,705,611   $313,934,821
                                                                     ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-bearing                                               $ 29,509,478   $ 23,566,177
   Interest-bearing                                                   311,661,255    258,769,949
                                                                     ------------   ------------
      Total deposits                                                  341,170,733    282,336,126
   Securities sold under repurchase agreements                            829,341      1,819,469
   Other liabilities                                                    4,712,304      3,040,151
                                                                     ------------   ------------
      TOTAL LIABILITIES                                               346,712,378    287,195,746
                                                                     ------------   ------------

Commitments and contingencies

Stockholders' equity
   Common stock, par value $1; 3,000,000 shares authorized;
      1,772,708 and 1,726,608 issued and outstanding, respectively      1,772,708      1,726,608
   Capital surplus                                                     18,709,280     18,214,005
   Retained earnings                                                   12,948,574      6,747,782
   Accumulated other comprehensive income                                (437,329)        50,680
                                                                     ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                       32,993,233     26,739,075
                                                                     ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $379,705,611   $313,934,821
                                                                     ============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                  2,005         2,004
                                                               -----------   -----------
INTEREST INCOME
   Loans, including fees                                       $23,527,440   $15,632,590
   Securities:
      Taxable                                                    1,160,012       908,496
      Nontaxable                                                   193,726       194,575
   Federal funds sold                                              311,222       113,090
                                                               -----------   -----------
         TOTAL INTEREST INCOME                                  25,192,400    16,848,751
                                                               -----------   -----------

INTEREST EXPENSE
   Deposits                                                      9,266,347     5,610,440
   Securities sold under repurchase agreements                      57,968        14,733
                                                               -----------   -----------
         TOTAL INTEREST EXPENSE                                  9,324,315     5,625,173
                                                               -----------   -----------

         NET INTEREST INCOME                                    15,868,085    11,223,578
PROVISION FOR LOAN LOSSES                                          852,823       797,824
                                                               -----------   -----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    15,015,262    10,425,754
                                                               -----------   -----------

OTHER INCOME
   Service charges on deposit accounts                             191,894       183,843
   Loss on sale of securities available-for-sale                        --        20,254
   Gain on sale of loans                                         1,905,834     1,182,888
   Other operating income                                          885,462       428,457
                                                               -----------   -----------
         TOTAL OTHER INCOME                                      2,983,190     1,815,442
                                                               -----------   -----------

OTHER EXPENSES
   Salaries and employee benefits                                5,360,730     4,691,778
   Equipment and occupancy expenses                                834,755       860,683
   Other operating expenses                                      2,160,673     1,656,960
                                                               -----------   -----------
         TOTAL OTHER EXPENSES                                    8,356,158     7,209,421
                                                               -----------   -----------

         INCOME BEFORE INCOME TAXES                              9,642,294     5,031,775

INCOME TAX EXPENSE                                               3,441,501     1,708,624
                                                               -----------   -----------
         NET INCOME                                            $ 6,200,793   $ 3,323,151
                                                               ===========   ===========
BASIC EARNINGS PER SHARE                                       $      3.54   $      1.93
                                                               ===========   ===========
DILUTED EARNINGS PER SHARE                                     $      3.17   $      1.84
                                                               ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                    2005         2004
                                                                 ----------   ----------
NET INCOME                                                       $6,200,793   $3,323,151

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized holding gains (losses) on securities
      available-for-sale arising during period, net of
      tax (benefits) of $(299,103) and $(20,715), respectively     (488,010)     (33,797)
   Reclassification adjustment for losses realized in net
      income, net of tax benefits of $7,696                              --      (12,558)
                                                                 ----------   ----------
   OTHER COMPREHENSIVE INCOME (LOSS)                               (488,010)     (46,355)
                                                                 ----------   ----------
COMPREHENSIVE INCOME                                             $5,712,783   $3,276,796
                                                                 ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    ACCUMULATED
                                   COMMON STOCK                                        OTHER           TOTAL
                              ----------------------     CAPITAL       RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                SHARES     PAR VALUE     SURPLUS       EARNINGS    INCOME (LOSS)       EQUITY
                              ---------   ----------   -----------   -----------   -------------   -------------
BALANCE, DECEMBER 31, 2003    1,712,408    1,712,408    18,083,005     3,424,631        97,035       23,317,078
   Net income                        --           --            --     3,323,151            --        3,323,151
   Stock options exercised       14,200       14,200       131,000            --            --          145,200
   Other comprehensive loss          --           --            --            --       (46,355)         (46,354)
                              ---------   ----------   -----------   -----------     ---------      -----------
BALANCE, DECEMBER 31, 2004    1,726,608   $1,726,608   $18,214,005   $ 6,747,782     $  50,680      $26,739,075
   Net income                                                          6,200,793                      6,200,793
   Stock options exercised       46,100       46,100       495,275                                      541,375
   Other comprehensive loss                                                           (488,010)        (488,010)
                              ---------   ----------   -----------   -----------     ---------      -----------
BALANCE, DECEMBER 31, 2005    1,772,708   $1,772,708   $18,709,280   $12,948,575     $(437,330)     $32,993,233
                              =========   ==========   ===========   ===========     =========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                GBC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                   2005           2004
                                                               ------------   ------------
OPERATING ACTIVITIES
   Net income                                                  $  6,200,793   $  3,323,151
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                  144,483        189,869
      Deferred income taxes                                        (272,736)      (623,674)
      Gain on sale of other real estate                             (49,068)        24,190
      Gain on sale of loans                                      (1,905,834     (1,182,888)
      Loans originated for sale                                 (16,202,000)   (13,231,732)
      Proceeds from sale of loans                                18,107,834     14,414,620
      Loss on sale of securities available-for-sale                      --        (20,254)
      Provision for loan losses                                     852,823        797,824
      Increase  in interest receivable                             (891,621)      (505,665)
      Increase (Decrease) in interest payable                       444,301         41,924
      Increase in income taxes payable                               98,124         20,690
      Net other operating activities                              1,166,332      1,133,538
                                                               ------------   ------------
         Net cash provided by operating activities                7,693,431      4,381,593
                                                               ------------   ------------

INVESTING ACTIVITIES
   Purchases of securities available-for-sale                    (4,025,198)   (15,887,002)
   Proceeds from maturities of securities available-for-sale      1,827,248      5,709,976
   Proceeds from sale of securities available-for-sale                   --      1,623,736
   Net (increase) decrease in federal funds sold                  1,038,000    (16,158,000)
   Net increase in loans                                        (68,056,370)   (38,685,591)
   Purchase of premises and equipment                               (59,425)       (71,950)
   Proceeds from sale of other real estate                        1,795,110         67,001
   Purchase of life insurance policies                             (188,197)      (859,937)
                                                               ------------   ------------
         Net cash used in investing activities                  (67,668,832)   (64,261,767)
                                                               ------------   ------------

FINANCING ACTIVITIES
   Net increase in deposits                                      58,834,607     60,285,085
   Net increase in securities sold under repurchase
      agreements                                                   (990,128)     1,466,670
   Net Proceeds from exercise of stock options                      541,375        145,200
   Proceeds from the issuance of common stock                            --             --
                                                               ------------   ------------
         Net cash provided by financing activities               58,385,854     61,896,955
                                                               ------------   ------------
Net increase (decrease) in cash and due from banks               (1,589,547)     2,016,781
Cash and due from banks at beginning of year                      5,390,288      3,373,507
                                                               ------------   ------------
Cash and due from banks at end of year                         $  3,800,741   $  5,390,288
                                                               ============   ============
SUPPLEMENTAL DISCLOSURES
   Cash paid for:
         Interest                                              $  8,880,114   $  5,583,249
         Income taxes                                          $  3,616,113   $  2,316,608

NONCASH TRANSACTION
   Principal balances of loans transferred to other real
      estate owned                                             $    507,864   $  1,194,430

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

     The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $449,000 and $183,000 at December 31, 2005 and 2004, respectively.

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

     OTHER REAL ESTATE OWNED

     Other real estate owned represents properties acquired through or in lieu of foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. There was no other real estate owned at December 31, 2005 and the carrying amount of other real estate owned at December 31, 2004 was $1,194,430.

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

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          2005          2004
                                                        ----------   ----------
Net income, as reported                                 $6,200,792   $3,323,151
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects            --     (389,457)
                                                        ----------   ----------
Pro forma net income                                    $6,200,792   $2,933,694
                                                        ==========   ==========
Earnings per share:
   Basic - as reported                                  $     3.54   $     1.93
                                                        ==========   ==========
   Basic - pro forma                                    $     3.54   $     1.71
                                                        ==========   ==========
   Diluted - as reported                                $     3.17   $     1.84
                                                        ==========   ==========
   Diluted - pro forma                                  $     3.17   $     1.62
                                                        ==========   ==========

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

NOTE 2. SECURITIES

     The amortized cost and fair value of securities available for sale are summarized as follows:

                                              GROSS        GROSS
                              AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                 COST         GAINS       LOSSES        VALUE
                             -----------   ----------   ----------   -----------
DECEMBER 31, 2005:
U.S. TREASURY AND U.S.
   GOVERNMENT AGENCIES       $22,756,153    $     --    $(549,979)   $22,206,174
STATE AND MUNICIPAL            5,549,634       4,589      (84,114)     5,470,109
MORTGAGE-BACKED SECURITIES     4,810,422       6,102      (81,968)     4,734,556
                             -----------    --------    ---------    -----------
                             $33,116,209    $ 10,691    $(716,061)   $32,410,839
                             ===========    ========    =========    ===========

December 31, 2004:
U.S. Treasury and U.S.
   Government agencies       $20,705,016    $ 94,883    $ (85,161)   $20,714,738
State and municipal            5,569,806      64,529      (22,178)     5,612,157
Mortgage-backed securities     4,643,439      36,469       (6,801)     4,673,107
                             -----------    --------    ---------    -----------
                             $30,918,261    $195,881    $(114,140)   $31,000,002
                             ===========    ========    =========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Securities with a carrying value of $4,367,774 and $3,657,364 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

     Gains and losses on sales of securities available for sale consist of the following:

                      DECEMBER 31,
                     --------------
                     2005     2004
                     ----   -------
Gross Gains           $--   $20,254
Gross losses           --        --
                      ---   -------
Net realized gains    $--   $20,254
                      ===   =======

     The amortized cost and fair value of securities as of December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalty; therefore, these securities are not included in the maturity categories in the following summary.

                              AMORTIZED        FAIR
                                 COST         VALUE
                             -----------   -----------
Due from one to five years   $10,403,611   $10,149,182
Due from five to ten years    17,446,135    17,071,397
Due after ten years              456,041       455,704
Mortgage-backed securities     4,810,422     4,734,556
                             -----------   -----------
                             $33,116,209   $32,410,839
                             ===========   ===========

     The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

                                           LESS THAN TWELVE MONTHS      OVER TWELVE MONTHS
                                          ------------------------   ------------------------
                                             GROSS                      GROSS
                                          UNREALIZED       FAIR      UNREALIZED       FAIR
                                            LOSSES        VALUE        LOSSES        VALUE
                                          ----------   -----------   ----------   -----------
DECEMBER 31, 2005:
   U.S. GOVERNMENT AND FEDERAL AGENCIES   $(210,118)   $11,471,764   $(339,861)   $10,734,410
   STATE AND MUNICIPAL SECURITIES           (42,142)     3,264,548     (41,972)     1,133,031
   MORTGAGE-BACKED SECURITIES               (53,568)     3,731,337     (28,400)       566,981
                                          ---------    -----------   ---------    -----------
      TOTAL SECURITIES                    $(305,828)   $18,467,649   $(410,233)   $12,434,422
                                          =========    ===========   =========    ===========
December 31, 2004:
   U.S. Government and federal agencies   $ (64,370)   $11,980,018   $ (20,791)   $   972,900
   State and municipal securities            (7,029)       515,474     (15,149)       920,478
   Mortgage-backed securities                (6,801)       784,092          --             --
                                          ---------    -----------   ---------    -----------
      Total securities                    $ (78,200)   $13,279,584   $ (35,940)   $ 1,893,378
                                          =========    ===========   =========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The unrealized losses in the portfolio are believed to be temporary due to all securities meeting the criteria of acceptable investment grade and all being backed by government agencies or municipalities. In the event that these securities are held to maturity, no losses should be realized. At December 31, 2005, two debt securities had unrealized losses with aggregate depreciation of 5.15% and 5.24% from the Company's amortized cost basis. The market value of these two securities totaled $1,422,050.

NOTE 3. LOANS

     The composition of loans is summarized as follows:

                                                    DECEMBER 31,
                                            ---------------------------
                                                2005           2004
                                            ------------   ------------
Commercial                                  $ 58,086,912   $ 49,989,542
Commercial loans secured by real estate       86,246,284     57,785,798
Construction loans secured by real estate    167,197,192    137,698,199
Consumer installment and other                 7,909,665      7,472,078
                                            ------------   ------------
                                             319,440,053    252,945,617
Deferred fees                                   (285,306)      (369,166)
Allowance for loan losses                     (3,701,532)    (3,775,167)
                                            ------------   ------------
Loans, net                                  $315,453,215   $248,801,284
                                            ============   ============

     Changes in the allowance for loan losses are as follows:

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                    2005         2004
                                                 ----------   ----------
Balance, beginning of year                       $3,775,167   $3,029,508
   Provision for loan losses                        852,823      797,824
   Loans charged off                               (926,470)     (64,513)
   Recoveries of loans previously charged off            12       12,348
                                                 ----------   ----------
Balance, end of year                             $3,701,532   $3,775,167
                                                 ==========   ==========

     The total recorded investment in impaired loans, consisting solely of loans on nonaccrual status, was $1,961,144 and $2,144,603 at December 31, 2005 and 2004, respectively. There were no impaired loans that had related allowances for loan losses determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at December 31, 2005 and 2004. The average recorded investment in impaired loans for 2005 and 2004 was $2,162,953 and $1,602,000, respectively. Interest income recognized on impaired loans for cash payments received was not material for the years ended 2005 and 2004. The reduction in interest income as a result of impaired loans was $69,542 and $63,747 for the years ended December 31, 2005 and 2004. Total loans past due ninety days or more and still accruing totaled $366,941 and $34,000 at December 31, 2005 and 2004, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows:

Balance, beginning of year   $10,004,315
   Advances                   13,974,228
   Repayments                 (6,009,988)
                             -----------
Balance, end of year         $17,968,555
                             ===========

NOTE 4. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                  DECEMBER 31,
                           -------------------------
                               2005          2004
                           -----------   -----------
Equipment                  $ 1,660,578   $ 1,610,399
Leasehold improvements         331,586       322,342
                           -----------   -----------
                             1,992,164     1,932,741
Accumulated depreciation    (1,699,524)   (1,555,043)
                           -----------   -----------
                           $   292,640   $   377,698
                           ===========   ===========

NOTE 5. DEPOSITS

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $81,764,858 and $79,855,295,
     respectively. The Company had brokered and bulletin board certificates of deposit at December 31, 2005 and 2004 of $132,078,142 and $111,548,301,
     respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006   $227,337,868
2007     12,544,452
2008      1,923,989
2009      4,005,923
2010      1,779,479
       ------------
       $247,591,711
       ============

NOTE 6. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2005 and 2004 were $829,341 and $1,819,469, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. DEFERRED COMPENSATION PLANS

     The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers. The estimated amounts to be paid under the compensation plan are being funded through the purchase of life insurance policies on the executive officers. The balance of the policy cash surrender values at December 31, 2005 and 2004 is $5,719,750 and $5,531,553, respectively. Income recognized on the policies amounted to $188,197 and $189,937 for the years ended December 31, 2005 and 2004, respectively. Deferred compensation expense recognized for the years ended December 31, 2005 and 2004 amounted to $639,031 and $560,090, respectively. Accrued deferred compensation of $1,540,773 and $901,742 is included in other liabilities as of December 31, 2005 and 2004, respectively.

     Effective January 1, 2001, the Company established a "Deferred Stock Unit" plan in which members of the Board of Directors and Executive Officers may choose to receive "deferred fee units" as consideration for their directors' fees in lieu of cash. The deferred fee units assigned to the members equal the number of shares of common stock that could be purchased at the fair market value with the amount of fees deferred. When a member terminates service as a director or there is a change in control of the Company, the units will be settled in cash at the fair market value of the Company's common stock. The member may receive a lump sum cash payment for the value of the units or defer cash payments for a period of up to ten years. At December 31, 2005 and 2004, 45,044 and 36,605 units, respectively, have been assigned to the members under this plan. The fair market value of the units included in other liabilities amounted to $1,125,383 and $628,900 at December 31, 2005 and 2004, respectively. The units are not considered to be potential common shares.

NOTE 8. INCOME TAXES

     Income tax expense consists of the following:

                        YEARS ENDED DECEMBER 31,
                        ------------------------
                            2005         2004
                         ----------   ----------
Current                  $3,714,237   $2,332,298
Deferred                   (272,736)    (623,674)
                         ----------   ----------
   Income tax expense    $3,441,501   $1,708,624
                         ==========   ==========

     The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                             2005         2004
                                          ----------   ----------
Income taxes at statutory federal rate    $3,278,381   $1,710,803
Tax-exempt income                           (129,662)    (130,550)
State income taxes, net                      276,368      121,862
Other                                         16,414        6,509
                                          ----------   ----------
Income tax expense                        $3,441,501   $1,708,624
                                          ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of deferred income taxes are as follows:

                                           DECEMBER 31,
                                     -----------------------
                                        2005         2004
                                     ----------   ----------
Deferred tax assets:
   Loan loss reserves                $1,270,217   $1,392,563
   Loan fees                            107,663      139,308
   Depreciation                          15,748       17,516
   Deferred compensation              1,006,096      577,600
                                     ----------   ----------
                                      2,399,724    2,126,987
                                     ----------   ----------
Deferred tax assets (liabilities),
   securities available for sale        268,041      (31,061)
                                     ----------   ----------
Net deferred tax assets              $2,667,765   $2,095,926
                                     ==========   ==========

NOTE 9. RELATED PARTY TRANSACTIONS AND LEASES

     The Company leases its main office banking facilities under a noncancelable operating lease agreement from GBC Properties, LLC, a partnership formed by the organizers of the Company. The lease term is for fifteen years with the monthly rental payment adjusting every fifth year for changes in the Consumer Price Index. The Company also leases its branch facilities under a noncancelable operating lease from a third party. The initial lease term is for five years with the monthly rental payment increasing every year by 3%. The lease also includes two five-year extension terms. Both lease agreements require the Company to pay normal operating and occupancy expenses of the facilities. The total minimum rental commitments under the leases at December 31, 2005 are due as follows:

During the next five years                $1,990,680
During the remaining term of the leases    1,704,084
                                          ----------
                                          $3,694,764
                                          ==========

     Total rental expense is summarized as follows:

                          YEARS ENDED
                          DECEMBER 31,
                      -------------------
                        2005       2004
                      --------   --------
GBC Properties, LLC   $286,596   $286,596
Other third parties    115,098    115,042
                      --------   --------
                      $401,694   $401,638
                      ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK-BASED COMPENSATION

     The Company has reserved 428,000 shares of common stock for issuance to employees and directors under an incentive stock option plan. The options granted are exercisable at a price equal to fair value on the date of grant and expire ten years from the grant date.

     Other pertinent information related to the options is as follows:

                                              YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                             2005                  2004
                                     -------------------   -------------------
                                               WEIGHTED-             Weighted-
                                                AVERAGE               average
                                                EXERCISE              Exercise
                                      NUMBER     PRICE      Number     Price
                                     -------   ---------   -------   ---------
Under option, beginning of year      410,000     $12.97    336,800     $11.80
   Granted                                --         --     87,400      17.00
   Exercised                         (46,100)     11.74    (14,200)     10.23
   Terminated                             --         --         --         --
                                     -------     ------    -------     ------
Under option, end of year            363,900     $12.85    410,000     $12.97
                                     =======     ======    =======     ======
Exercisable, end of year             363,900     $12.85    410,000     $12.97
                                     =======     ======    =======     ======
Weighted average fair value of
   options granted during the year               $   --                $ 7.19

     Information pertaining to options outstanding at December 31, 2005 is as follows:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------   -----------------------
                                 WEIGHTED-
                                  AVERAGE     WEIGHTED-                 WEIGHTED-
                                 REMAINING     AVERAGE                   AVERAGE
    RANGE OF         NUMBER     CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING       LIFE        PRICE     EXERCISABLE     PRICE
---------------   -----------   -----------   ---------   -----------   ---------
$10.00 - $17.00     363,900         5.89        $12.85      363,900       $12.85

     No options were granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           YEAR ENDED
                          DECEMBER 31,
                              2004
                          ------------
Dividend yield                   0
Expected life                   10
Expected volatility          15.88%
Risk-free interest rate       5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per share.

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                                 2005         2004
                                              ----------   ----------
Basic Earnings Per Share:
Weighted average common shares outstanding     1,753,453    1,720,330
                                              ==========   ==========
Net income                                    $6,200,792   $3,323,151
                                              ==========   ==========
Basic earnings per share                      $     3.54   $     1.93
                                              ==========   ==========

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                       2005         2004
                                                    ----------   ----------
Diluted Earnings Per Share:
   Weighted average common shares outstanding        1,753,453    1,720,330
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices for the year         200,224       89,338
                                                    ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding           1,953,677    1,809,668
                                                    ==========   ==========
   Net income                                       $6,200,792   $3,323,151
                                                    ==========   ==========
   Diluted earnings per share                       $     3.17   $     1.84
                                                    ==========   ==========

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

                                              DECEMBER 31,
                                      ---------------------------
                                          2005           2004
                                      ------------   ------------
Financial standby letters of credit   $  4,606,625   $  4,607,425
Commitments to extend credit           115,581,935     98,888,244
                                      ------------   ------------
                                      $120,188,560   $103,495,669
                                      ============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Eighty percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

     The Company does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $6,000,000.

NOTE 14. REGULATORY MATTERS

     The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $3,100,000 of dividends could be declared without regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined and of Tier I capital to average assets. Management believes, as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. Prompt corrective provisions are not applicable to bank holding companies.

     The Company and the Bank's actual capital amounts and ratios are presented in the following table:

                                                                                 TO BE WELL
                                                              FOR CAPITAL     CAPITALIZED UNDER
                                                                ADEQUACY      PROMPT CORRECTIVE
                                               ACTUAL           PURPOSES      ACTION PROVISIONS
                                          ---------------   ---------------   -----------------
                                           AMOUNT   RATIO    AMOUNT   RATIO     AMOUNT   RATIO
                                          -------   -----   -------   -----    -------   -----
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 2005:
TOTAL CAPITAL TO RISK WEIGHTED ASSETS:
   CONSOLIDATED                           $37,132   10.98%  $27,055     8%     $    NA     NA
   BANK                                   $35,996   10.65%  $27,055     8%     $33,819     10%
TIER I CAPITAL TO RISK WEIGHTED ASSETS:
   CONSOLIDATED                           $33,430    9.88%  $13,527     4%     $    NA     NA
   BANK                                   $32,294    9.55%  $13,527     4%     $20,291      6%
TIER I CAPITAL TO AVERAGE ASSETS:
   CONSOLIDATED                           $33,430    9.08%  $14,734     4%     $    NA     NA
   BANK                                   $32,294    8.77%  $14,734     4%     $18,418      5%

December 31, 2004:
Total Capital to Risk Weighted Assets:
   Consolidated                           $30,052   11.18%  $21,498     8%     $   N/A    N/A
   Bank                                   $29,373   10.93%  $21,498     8%     $26,872     10%
Tier I Capital to Risk Weighted Assets:
   Consolidated                           $26,688    9.93%  $10,749     4%     $   N/A    N/A
   Bank                                   $26,009    9.68%  $10,749     4%     $16,123      6%
Tier I Capital to Average Assets:
   Consolidated                           $26,688    8.75%  $12,196     4%     $   N/A    N/A
   Bank                                   $26,009    8.53%  $12,196     4%     $15,245      5%

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                        DECEMBER 31, 2005             December 31, 2004
                                   ---------------------------   ---------------------------
                                     CARRYING         FAIR         Carrying         Fair
                                      AMOUNT          VALUE         Amount          Value
                                   ------------   ------------   ------------   ------------
FINANCIAL ASSETS:
   Cash, due from banks,
      and federal funds sold       $ 20,456,741   $ 20,456,741   $ 23,084,288   $ 23,084,288
   Securities available for sale     32,410,839     32,410,839     31,000,002     31,000,002
   Loans                            319,154,750    318,040,000    252,576,451    251,712,000
   Reserve for loan losses           (3,701,532)            --     (3,775,167)            --
                                   ------------   ------------   ------------   ------------
   Loans, net                       315,453,218    318,040,000    248,801,284    251,712,000
                                   ------------   ------------   ------------   ------------
   Accrued interest receivable        2,484,779      2,484,779      1,593,159      1,593,159

FINANCIAL LIABILITIES:
   Deposits                         341,170,733    340,346,000    282,336,126    282,829,000
   Accrued interest payable             870,833        870,833        426,632        426,632
   Securities sold under
      repurchase agreements             829,341        829,341      1,819,469      1,819,469

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

     Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                            2005       2004
                                          --------   --------
Other operating income:
   Mortgage origination fees              $169,418   $168,683
   Income on life insurance policies       188,197    189,937

Other operating expenses:
   Professional and consulting             290,043    227,775
   Directors fees                          448,188    200,000
   Data processing                         232,451    198,845

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

     The following information presents the condensed balance sheets, statements of income and cash flows of GBC Bancorp, Inc., as of and for the years ended December 31, 2005 and 2004.

                            CONDENSED BALANCE SHEETS

                                       2005          2004
                                   -----------   -----------
ASSETS
   Cash                            $ 1,085,790   $   647,817
   Investment in subsidiary         31,856,545    26,059,778
   Other assets                         50,898        31,480
                                   -----------   -----------
   Total assets                    $32,993,233   $26,739,075
                                   ===========   ===========
      TOTAL STOCKHOLDERS' EQUITY   $32,993,233   $26,739,075
                                   ===========   ===========

                         CONDENSED STATEMENTS OF INCOME

                                                2005         2004
                                             ----------   ----------
EXPENSES, OTHER                              $  134,882   $   83,419
                                             ----------   ----------
   LOSS BEFORE INCOME TAX
      BENEFIT AND EQUITY IN
      UNDISTRIBUTED EARNINGS OF SUBSIDIARY     (134,882)     (83,419)
INCOME TAX BENEFIT                              (50,898)     (31,480)
                                             ----------   ----------
   LOSS BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF SUBSIDIARY                    (83,984)     (51,939)
EQUITY IN UNDISTRIBUTED EARNINGS
   OF SUBSIDIARY                              6,284,776    3,375,090
                                             ----------   ----------
   NET INCOME                                $6,200,792   $3,323,151
                                             ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           2005          2004
                                                       -----------   -----------
OPERATING ACTIVITIES
   Net income                                          $ 6,200,792   $ 3,323,151
   Adjustments to reconcile net income to net
      cash used in operating activities:
      Equity in undistributed earnings of subsidiary    (6,284,776)   (3,375,090)
      Net other operating activities                       (19,418)       (2,090)
                                                       -----------   -----------
      Net cash used in operating activities               (103,402)      (54,029)
                                                       -----------   -----------

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                 541,375       145,200
                                                       -----------   -----------
      Net cash provided by financing activities            541,375       145,200
                                                       -----------   -----------
Net increase in cash                                       437,973        91,171
Cash at beginning of year                                  647,817       556,646
                                                       -----------   -----------
Cash at end of year                                    $ 1,085,790   $   647,817
                                                       ===========   ===========