Form 10QSB
period 2006-03-31
GBC BANCORP INC
filed 2006-05-11
CIK 1026231

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2006: [1,772,708]; $1 par value

Transitional Small Business Disclosure Format  Yes         No   X
                                                   -----      -----

                        GBC BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEET - MARCH 31, 2006..................     3

            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               - THREE MONTHS ENDED MARCH 31, 2006 AND 2005..............     4

            CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
               MARCH 31, 2006 AND 2005...................................     5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................     6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS...................................................     9

         ITEM 3. CONTROLS AND PROCEDURES.................................    17

PART II. OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................    18

         SIGNATURES......................................................    19

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        GBC BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                           ASSETS

Cash and due from banks                                       $  7,048,541
Federal funds sold                                              18,735,000
Securities available-for-sale, at fair value                    32,114,306
Loans                                                          352,361,835
Less allowance for loan losses                                   4,093,513
                                                              ------------
         Loans, net                                            348,268,322
Premises and equipment                                             293,337
Cash surrender value of life insurance                           5,766,719
Accrued interest receivable                                      2,688,156
Other assets                                                     3,407,882
                                                              ------------
         TOTAL ASSETS                                         $418,322,263
                                                              ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
   Noninterest-bearing                                        $ 29,480,213
   Interest-bearing                                            345,950,310
                                                              ------------
         TOTAL DEPOSITS                                        375,430,523
Securities sold under repurchase agreements                      2,771,737
Accrued interest payable                                         1,166,329
Other liabilities                                                4,514,071
                                                              ------------
         TOTAL LIABILITIES                                     383,882,660
                                                              ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $1; 3,000,000 shares authorized;
      1,772,708 shares issued and outstanding                    1,772,708
   Capital surplus                                              18,709,280
   Retained earnings                                            14,518,325
   Accumulated other comprehensive income                         (560,710)
                                                              ------------
         TOTAL STOCKHOLDERS' EQUITY                             34,439,603
                                                              ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $418,322,263
                                                              ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                      2006         2005
                                                   ----------   ----------
INTEREST INCOME
   Loans                                           $7,543,842   $4,967,666
   Taxable securities                                 304,313      275,003
   Nontaxable securities                               48,319       48,637
   Federal funds sold                                 155,801       56,674
                                                   ----------   ----------
      TOTAL INTEREST INCOME                         8,052,275    5,347,980
                                                   ----------   ----------
INTEREST EXPENSE
   Deposits                                         3,349,156    1,778,429
   Repurchase agreements                               15,724       10,789
                                                   ----------   ----------
      TOTAL INTEREST EXPENSE                        3,364,880    1,789,218
                                                   ----------   ----------
      NET INTEREST INCOME                           4,687,395    3,558,762
PROVISION FOR LOAN LOSSES                             451,069      255,687
                                                   ----------   ----------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                  4,236,326    3,303,075
                                                   ----------   ----------
OTHER INCOME
   Service charges on deposit accounts                 57,403       41,768
   Gain on Sale of Loans                              159,862      520,409
   Gain on Sale of Other Real estate owned             15,370       43,748
   Other operating income                             211,248       91,558
                                                   ----------   ----------
      TOTAL OTHER INCOME                              443,883      697,483
                                                   ----------   ----------
OTHER EXPENSES
   Salaries and employee benefits                   1,526,405    1,340,886
   Equipment and occupancy expenses                   180,459      212,889
   Other operating expenses                           494,421      509,031
                                                   ----------   ----------
      TOTAL OTHER EXPENSES                          2,201,285    2,062,806
                                                   ----------   ----------
      NET INCOME BEFORE INCOME TAXES                2,478,924    1,937,752
INCOME TAX EXPENSE                                    909,173      702,000
                                                   ----------   ----------
      NET INCOME                                    1,569,751    1,235,752
                                                   ----------   ----------
OTHER COMPREHENSIVE LOSS:
   Unrealized losses on securities available-
      for-sale arising during period, net of tax     (123,381)    (332,245)
                                                   ----------   ----------
      COMPREHENSIVE INCOME                         $1,446,370   $  903,507
                                                   ==========   ==========
BASIC EARNINGS PER SHARE                           $     0.89   $     0.71
                                                   ==========   ==========
DILUTED EARNINGS PER SHARE                         $     0.81   $     0.67
                                                   ==========   ==========
CASH DIVIDENDS PER SHARE                           $       --           $-
                                                   ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GBC BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                   2006           2005
                                                               ------------   ------------
OPERATING ACTIVITIES
   Net income                                                  $  1,569,751   $  1,235,752
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                   29,624         39,735
      Provision for loan losses                                     451,069        255,687
      Gain on Sale of Other Real Estate Owned                       (15,370)       (43,748)
      Gain on Sale of Loans                                        (159,863)      (520,409)
      Loans originated for sale                                  (1,654,500)    (4,013,971)
      Proceeds from sale of loans                                 1,814,363      4,534,380
      Increase in interest receivable                              (203,378)      (195,924)
      Increase in interest payable                                  295,496        117,722
      Increase in taxes payable                                     652,779        575,386
      Net other operating activities
                                                                     37,913       (100,927)
                                                               ------------   ------------
         Net cash provided by operating activities                2,817,884      1,883,683
                                                               ------------   ------------
INVESTING ACTIVITIES
   Purchases of securities available-for-sale                            --             --
   Proceeds from maturities of securities available-for-sale        125,794        202,254
   Net (increase) decrease in federal funds sold                 (2,079,000)     8,000,000
   Net increase in loans                                        (34,616,803)   (30,828,619)
   Proceeds from sale of Other Real Estate Owned                    875,029      1,194,430
   Increase in cash surrender value of life insurance               (46,969)       (47,670)
   Purchase of premises and equipment                               (30,321)        (2,925)
                                                               ------------   ------------
         Net cash used in investing activities                  (35,772,270)   (21,482,530)
                                                               ------------   ------------
FINANCING ACTIVITIES
   Net increase in deposits                                      34,259,790     17,814,689
   Net increase (decrease) in securities sold under
      repurchase agreements                                       1,942,396       (231,450)
   Net proceeds from the exercise of stock options                       --        292,500
                                                               ------------   ------------
         Net cash provided by financing activities               36,202,186     17,875,739
                                                               ------------   ------------
Net increase (decrease) in cash and due from banks                3,247,800     (1,723,108)
Cash and due from banks at beginning of period                    3,800,741      5,390,288
                                                               ------------   ------------
Cash and due from banks at end of period                       $  7,048,541   $  3,667,180
                                                               ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for :
            Interest                                           $  3,069,384   $  1,671,496
            Income taxes                                       $    361,269   $    147,614
NONCASH TRANSACTIONS
            Loans transferred to other real estate owned       $  1,350,631   $         --

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

     The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                   -----------------------
                                                      2006         2005
                                                   ----------   ----------
Basic Earnings Per Share:
   Weighted average common shares outstanding       1,772,708    1,739,608
                                                   ==========   ==========
   Net income                                      $1,772,708   $1,235,752
                                                   ==========   ==========
   Basic earnings  per share                       $      .89   $      .71
                                                   ==========   ==========
Diluted Earnings Per Share:
   Weighted average common shares outstanding       1,772,708    1,739,608
   Net effect of the assumed exercise of stock
      options based on the treasury stock method
      using average market prices                     174,598       94,247
                                                   ----------   ----------
   Total weighted average common shares and
      common stock equivalents outstanding          1,947,306    1,833,855
                                                   ==========   ==========
   Net income                                      $1,569,751   $1,235,752
                                                   ==========   ==========
   Diluted earnings per share                      $      .81   $      .67
                                                   ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. STOCK-BASED COMPENSATION PLAN

     At March 31, 2005, the Company has a stock-based compensation plan that includes employees and directors. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No stock options were granted or no previously granted options vested during the three months ended March 31, 2006 or 2005, therefore no compensation cost was recognized. The adoption of this provisions of Statement 123 (R) did not have a material affect on the financial statements.

                        GBC BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying consolidated financial statements. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our unaudited consolidated financial statements as of and for the three months ended March 31, 2006. Reference should be made to those financial statements for an understanding of the following discussion and analysis.

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

OVERVIEW

Our results for the first quarter of 2006 were highlighted by continued increased profitability to approximately $1,570,000, compared to approximately $1,236,000 for the first quarter of 2005, along with continued quality growth of over $38 million in total assets during the quarter.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005, as filed in our annual report on Form 10-KSB.

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

Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of March 31, 2006 was considered satisfactory.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, the Bank could pay approximately $3,100,000 dividend without regulatory approval.

At March 31, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                    ACTUAL           REGULATORY
                             --------------------     MINIMUM
                             CONSOLIDATED    BANK   REQUIREMENT
                             ------------   -----   -----------
Leverage capital ratios          8.81%       8.53%      5.00%
Risk-based capital ratios:
   Core capital                  9.65%       9.35%      6.00%
   Total capital                 9.78%      10.48%     10.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                 MARCH 31,
                                   2006
                               ------------
Commitments to extend credit   $141,831,436
Letters of credit                 4,993,607
                               ------------
                               $146,825,043
                               ============

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

FINANCIAL CONDITION

Following is a summary of our balance sheets for the periods indicated:

                                              MARCH 31,   DECEMBER 31,
                                                 2006         2005
                                              ---------   ------------
                                               (DOLLARS IN THOUSANDS)
Cash and due from banks                        $  7,049     $  3,801
Federal funds sold                               18,735       16,656
Securities                                       32,114       32,411
Loans, net                                      348,268      315,453
Premises and equipment                              293          293
Other assets                                     11,863       11,092
                                               --------     --------
                                               $418,322     $379,706
                                               ========     ========
Deposits                                       $375,430     $341,171
Securities sold under repurchase agreements       2,772          829
Other liabilities                                 5,680        4,713
Stockholders' equity                             34,440       32,993
                                               --------     --------
                                               $418,322     $379,706
                                               ========     ========

Our total assets increased by 10.17% for the first three months of 2006. Deposit growth of approximately $34,259,000 was invested primarily in the interest earning categories of loans and federal funds sold. Our net loan to deposit ratio has increased to 92.77% at March 31, 2006 from 92.46% at December 31, 2005. Our total equity increased by year-to-date net income of approximately $1,570,000 and decreased by an unrealized loss on securities available-for-sale, net of tax, of approximately $123,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to approximately $32,114,000 at March 31, 2006. Unrealized losses on securities amounted to approximately $876,000 at March 31, 2006, as compared to an unrealized loss of approximately $705,000 at December 31, 2005. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Following is a summary of our operations for the periods indicated:

                            THREE MONTHS ENDED
                                 MARCH 31,
                            ------------------
                               2006     2005
                              ------   ------
                                (DOLLARS IN
                                THOUSANDS)
Interest income               $8,052   $5,348
Interest expense               3,365    1,789
                              ------   ------
Net interest income            4,687    3,559
Provision for loan losses        451      256
Other income                     444      698
Other expense                  2,201    2,063
                              ------   ------
Pretax income                  2,479    1,938
Income tax                       909      702
                              ------   ------
Net income                    $1,570   $1,236
                              ======   ======

Our net interest income increased by approximately $1,128,000 for the first three months of 2006 as compared to the same periods in 2005. Our net interest margin increased to 4.79% during the first three months of 2006 as compared to 4.66% for the first three months of 2005. The increase in net interest income is due primarily to the increased volume of average loans, the increase in prime interest rate and related loan fees. The increase in the net interest margin is due to the increase in the prime interest rate along with a smaller increase in cost of funds. Our cost of funds increased to 4.10% in the first three months of 2006 as compared to 2.79% in the first three months of 2005.

The provision for loan losses increased by approximately $195,000 for the first three months of 2006 as compared to the same periods in 2005. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. Due to improvements in the economic environment, the historical experience of low losses and the maturing of the loan portfolio, management may decrease the general allowances for loan losses in the future. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.16% at March 31, 2006 as compared to 1.16% at December 31, 2005.

Information with respect to nonaccrual, past due and restructured loans is as follows:

                                                                            MARCH 31,
                                                                         ---------------
                                                                          2006     2005
                                                                         ------   ------
                                                                           (DOLLARS IN
                                                                          THOUSANDS)
Nonaccrual loans                                                         $1,461   $2,229
Loans contractually past due ninety days or more as to interest or principal payments and still accruing
Restructured loans                                                            0        0
Potential problem loans                                                     279      304
Interest income that would have been recorded on nonaccrual               2,358    2,551
   and restructured loans under original terms                               65       97
Interest income that was recorded on nonaccrual and restructured loans       24       38

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

Information regarding certain loans and allowance for loan loss data is as follows:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
Average amount of loans outstanding                           $345,795   $264,611
                                                              ========   ========
Balance of allowance for loan losses at beginning of period   $  3,701   $  3,775
                                                              --------   --------
Loans charged off
   Commercial and financial                                   $      0   $    573
   Real estate construction                                          0          0
   Installment                                                       0          0
   Other                                                            69        333
                                                              --------   --------
                                                                    69        906
                                                              --------   --------
Loans recovered
   Commercial and financial                                          0          0
   Real estate construction                                          0          0
   Other                                                            10          0
                                                              --------   --------
                                                                    10          0
                                                              --------   --------
Net charge-offs                                                     59        906
                                                              --------   --------
Additions to allowance charged to
   operating expense during period                                 451        256
                                                              --------   --------
Balance of allowance for loan losses at end of period         $  4,093   $  3,125
                                                              ========   ========
Ratio of net loans charged off during the period to
   average loans outstanding                                       .02%       .34%
                                                              ========   ========

Other income decreased by approximately $254,000 for the first three months of 2006 as compared to the same periods in 2005. Decreased gain on sale of loans of approximately $361,000 created the year-to-date decrease. The decrease is due to a provisional decreased activity in the Small Business Administration (SBA) loan program during the first quarter of 2006.

Other expenses increased by approximately $138,000 for the first three months of 2006 as compared to the same periods in 2005. Salaries and employee benefits have increased by approximately $185,000 during this period due to an increase in the number of full time equivalent employees to 46 as of March 31, 2006 from 42 as of March 31, 2005, and to other annual salary increases. Equipment and occupancy expenses decreased by $32,000 due to the renewed lease contract included free rent for first six months of 2006. Other operating expenses have decreased by approximately $15,000, during this period due to a decrease in professional fees.

We have provided for income taxes at an effective tax rate of 37% for the first three months of 2006 as compared to 36% for the first three months of 2005.

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

                                        GBC BANCORP, INC.
                                        (Registrant)


DATE: May 11, 2006                      BY: /s/ Larry D. Key
                                            ------------------------------------
                                            Larry D. Key, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


DATE: May 11, 2006                      BY: /s/ John Hopkins
                                            ------------------------------------
                                            John Hopkins, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)