Form 10QSB
period 2006-06-30
GBC BANCORP INC
filed 2006-08-10
CIK 1026231

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2006: 2,136,608; $1 par value
Transitional Small Business Disclosure Format Yes ☐   No ☑

GBC BANCORP, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
ITEM I — FINANCIAL STATEMENTS
GBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

Assets

Cash and due from banks	$6,941,537
Federal funds sold	15,396,000
Securities available-for-sale, at fair value	32,426,382

Loans	343,568,247
Less allowance for loan losses	4,128,639

Loans, net	339,439,608

Premises and equipment	277,700
Cash surrender value of life insurance	5,813,687
Accrued interest	2,834,508
Other assets	7,154,166

Total assets	$410,283,588

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$28,836,289
Interest-bearing	331,844,843

Total deposits	360,681,132
Securities sold under repurchase agreements	843,985
Other liabilities	7,705,234

Total liabilities	369,230,351

Commitments and contingencies

Stockholders’ equity
Common stock, par value $1; 3,000,000 shares authorized; 2,136,608 shares issued and outstanding	2,136,608
Capital surplus	23,119,805
Retained earnings	16,655,961
Accumulated other comprehensive loss	(859,137)

Total stockholders’ equity	41,053,237

Total liabilities and stockholders’ equity	$410,283,588

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income
Loans	$8,203,765	$5,719,112	$15,747,607	$10,686,778
Taxable securities	313,522	281,223	617,835	556,226
Nontaxable securities	48,215	48,385	96,534	97,022
Federal funds sold	194,902	68,574	350,703	125,248

Total interest income	8,760,404	6,117,294	16,812,679	11,465,274

Interest expense
Deposits	3,765,274	2,132,118	7,114,430	3,910,547
Repurchase agreements	10,960	14,034	26,684	24,823

Total interest expense	3,776,234	2,146,152	7,141,114	3,935,370

Net interest income	4,984,170	3,971,142	9,671,565	7,529,904
Provision for loan losses	30,000	149,579	481,069	405,266

Net interest income after provision for loan losses	4,954,170	3,821,563	9,190,496	7,124,638

Other income
Service charges on deposit accounts	42,644	50,490	100,047	92,258
Gain on Sale of Loans	477,273	832,467	637,135	1,352,876
Gain (loss) on Sale of Other Real Estate Owned	(274)	(384)	15,096	43,364
Other operating income	231,567	101,272	442,815	192,830

Total other income	751,210	983,845	1,195,093	1,681,328

Other expenses
Salaries and employee benefits	1,585,988	1,376,747	3,112,393	2,717,633
Equipment and occupancy expenses	183,128	208,238	363,587	421,127
Other operating expenses	545,801	709,459	1,040,222	1,218,490

Total other expenses	2,314,917	2,294,444	4,516,202	4,357,250

Net income before income taxes	3,390,463	2,510,964	5,869,387	4,448,716

Income tax expense	1,252,827	917,000	2,162,000	1,619,000

Net income	2,137,636	1,593,964	3,707,387	2,829,716

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(298,427)	296,241	(421,808)	(36,004)

Comprehensive income	$1,839,209	$1,890,205	$3,285,579	$2,793,712

Basic earnings per share	$1.11	$0.91	$2.01	$1.62

Diluted earnings per share	$1.04	$0.87	$1.85	$1.54

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

GBC BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$3,707,387	$2,829,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,455	76,188
Provision for loan losses	481,069	405,266
Gain on sale of Other Real Estate Owned	(15,096)	(43,364)
Gain on sale of loans	(637,135)	(1,352,876)
Loans originated for sale	(4,501,639)	(10,104,346)
Proceeds from the sale of loans	5,138,774	11,457,222
Increase in interest receivable	(349,729)	(209,048)
Increase in interest payable	355,092	194,797
Increase (decreases) in taxes payable	(363,292)	84,186
Net other operating activities	604,445	(508,376)

Net cash provided by operating activities	4,475,331	2,829,365

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(1,000,000)	(993,794)
Proceeds from maturities of securities available-for-sale	304,122	414,643
Net decrease in federal funds sold	1,260,000	9,816,000
Net increase in loans	(26,092,437)	(41,806,639)
Proceeds from sale of Other Real Estate Owned	28,764	1,194,430
Purchase of life insurance	(93,937)	(95,340)
Purchase of premises and equipment	(40,515)	(18,954)

Net cash used in investing activities	(25,634,003)	(31,489,654)

FINANCING ACTIVITIES
Net increase in deposits	19,510,399	26,724,011
Net increase in securities sold under repurchase agreements	14,644	822,407
Net proceeds from exercise of stock options	4,774,425	341,375

Net cash provided by financing activities	24,299,468	27,887,793

Net increase (decrease) in cash and due from banks	3,140,796	(772,496)

Cash and due from banks at beginning of period	3,800,741	5,390,288

Cash and due from banks at end of period	$6,941,537	$4,617,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for :

Interest	$6,786,022	$3,740,573

Income taxes	$2,521,394	$1,567,814

Noncash transaction:

Loans transferred to Other Real Estate Owned	$1,624,979	$602,759
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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

At June 30, 2006, the Company has a stock-based compensation plan that includes employees and directors. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the six months ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No stock options were granted or no previously granted options vested during the six months ended June 30, 2006 or 2005, therefore no compensation cost was recognized. The adoption of the provisions of Statement 123 (R) did not have a material affect on the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	1,920,164	1,751,069

Net income	$2,137,636	$1,593,964

Basic earnings per share	$1.11	$.91

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,920,164	1,751,069
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	135,373	90,470

Total weighted average common shares and common stock equivalents outstanding	2,055,537	1,841,540

Net income	$2,137,636	$1,593,964

Diluted earnings per share	$1.04	$.87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	1,846,843	1,745,370

Net income	$3,707,387	$2,829,716

Basic earnings per share	$2.01	$1.62

Diluted Earnings Per Share:
Weighted average common shares outstanding	1,846,843	1,745,370
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	152,646	91,780

Total weighted average common shares and common stock equivalents outstanding	1,999,490	1,837,150

Net income	$3,707,387	$2,829,716

Diluted earnings per share	$1.85	$1.54

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 5.	PROPOSED BUSINESS COMBINATION

On June 1, 2006, the Board of Directors of GBC Bancorp, Inc. unanimously approved a merger of GBC with First Charter Corporation, Charlotte, North Carolina. Under the proposed merger, shareholders of GBC will have the opportunity to elect to receive consideration in the form of 1.989 shares of First Charter common stock, $47.74 in cash, or a combination of both stock and cash for each share of GBC common stock. The proposed merger is contingent upon the required regulatory and shareholder approvals.

GBC BANCORP, INC. AND SUBSIDIARY
ITEM 2. Management’s Discussion and Analysis or Plan of Operations
The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of GBC Bancorp, Inc. and its bank subsidiary, Gwinnett Banking Company, during the periods included in the accompanying consolidated financial statements.
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

Liquidity and Capital Resources
Our liquidity is monitored on a periodic basis by management and State and Federal regulatory authorities. We monitor our liquidity requirements under two categories, operational needs and emergency needs. The operational needs category establishes the cash requirements to sufficiently fund our deposit reserve requirements and pay operating expenses. The emergency need category establishes sufficient cash requirements to fund the volatility of deposits. As determined under these categories, our liquidity as of June 30, 2006 was considered satisfactory.
At June 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

			Regulatory
	Actual		Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	10.21%	8.79%	5.00%
Risk-based capital ratios:
Core capital	11.58	9.97	6.00
Total capital	12.72	11.11	10.00
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

June 30,
2006
Commitments to extend credit	$133,525,426
Letters of credit	5,988,600

$139,514,026

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
Financial Condition
Following is a summary of our balance sheets for the periods indicated:

	June 30,	December 31,
	2006	2005
	(Dollars in Thousands)
Cash and due from banks	$6,942	$3,801
Federal funds sold	15,396	16,656
Securities	32,426	32,411
Loans, net	339,440	315,453
Premises and equipment	278	293
Other assets	15,802	11,092

	$410,284	$379,706

Deposits	$360,682	$341,171
Securities sold under repurchase agreements	844	829
Other liabilities	7,705	4,713
Stockholders’ equity	41,053	32,993

	$410,284	$379,706

Our total assets increased by 8.05% for the first six months of 2006. Deposit growth of $19,511,000 was invested primarily in loans and cash and due from banks. We increase our deposits in response to increases in loans. Our loan to deposit ratio has increased to 94.11 % at June 30, 2006 from 92.46% at December 31, 2005. Our total equity increased by year-to-date net income of $3,707,000, and proceeds from the exercise of stock options in the amount of $4,774,000. These increases were partially offset by unrealized losses on securities available-for-sale, net of tax, of $421,000.

Our securities portfolio, consisting of U.S. Agency, State, County and Municipals, and mortgage-backed securities, amounted to $32,426,000 at June 30, 2006. Unrealized loss on securities amounted to $1,386,000 at June 30, 2006, as compared to an unrealized loss of $705,000 at December 31, 2005. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.
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

Results of Operations For The Three Months Ended June 30, 2006 and 2005 and For The Six Months Ended June 30, 2006 and 2005
Following is a summary of our operations for the periods indicated:

	Three Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)

Interest income	$8,760	$6,117
Interest expense	3,776	2,146

Net interest income	4,984	3,971
Provision for loan losses	30	150
Other income	751	984
Other expense	2,315	2,294

Pretax income	3,390	2,511
Income tax	1,252	917

Net income	$2,138	$1,594

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)

Interest income	$16,813	$11,465
Interest expense	7,141	3,935

Net interest income	9,672	7,530
Provision for loan losses	481	405
Other income	1,195	1,681
Other expense	4,517	4,357

Pretax income	5,869	4,449
Income tax	2,162	1,619

Net income	$3,707	$2,830

Our net interest income increased by $1,013,000 and $2,142,000 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Our net interest margin increased to 4.77% during the first six months of 2006 as compared to 4.63% for the first six months of 2005 and 4.75% for the entire year of 2005. The increase in net interest income is due primarily to the increased volume of average loans outstanding, higher loan interest rates and increase in related loan fees. Our cost of funds increased to 3.91% in the first six months of 2006 as compared to 2.89% in the first six months of 2005. The increase in cost of funds was a smaller increase than the increase in loan yields, therefore, creating an increase in interest margins.

The provision for loan losses decreased by $120,000 for the second quarter and increased by $76,000 for the first six months of 2006, respectively, as compared to the same periods in 2005. The amounts provided are due primarily to overall loan growth, as well as our assessment of the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectable. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, past experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. The unclassified loans are further segmented by loan type with an allowance percentage applied to each type in order to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. Due to improvements in the economic environment, the historical experience of low losses and the maturing of the loan portfolio, management may decrease the general allowances for loan losses in the future. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for losses. The allowance for loan losses as a percentage of total loans was 1.20% at June 30, 2006 as compared to 1.16% at December 31, 2005.
Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)

Nonaccrual loans	$64	$1,606
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	285	304
Potential problem loans	3,817	2,529
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	6	77
Interest income that was recorded on nonaccrual and restructured loans	0	0
Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.
It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. Management considers the collection of interest doubtful when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.
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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)

Average amount of loans outstanding	$344,230	$276,540

Balance of allowance for loan losses at beginning of period	$3,701	$3,775

Loans charged off
Commercial and financial	$0	$905
Real estate construction	0	0
Installment	0	0
Other	69	0

	69	905

Loans recovered
Commercial and financial	0	0
Real estate construction	0	0
Other	15	0

	15	0

Net charge-offs	54	905

Additions to allowance charged to operating expense during period	481	405

Balance of allowance for loan losses at end of period	$4,128	$3,275

Ratio of net loans charged off during the period to average loans outstanding	.02%	.32%

Other income decreased by $233,000 and $486,000 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Decrease premiums on sale of SBA loans of $772,000 accounted for the year-to-date decrease and were due to a temporary decrease in SBA loans sales activity.
Other expenses increased by $21,000 and $160,000 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Salaries and employee benefits have increased by $108,000 and $393,000 during these periods due to annual salary increases. Equipment and occupancy expenses decreased by $58,000 due to renegotiated lease agreement. Other operating expenses have decreased by $5,000 and $206,000 during these periods due to the decrease in the directors deferred compensation accrual of $203,000.

We have provided for income taxes at an effective tax rate of 37% for the first six months of 2006 as compared to 36% for the first six months of 2005.
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

PART II — OTHER INFORMATION
ITEM 5. OTHER INFORMATION.
On June 1, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Charter Corporation, a North Carolina corporation. The Merger Agreement is filed as Exhibit 2.1 to our Form 8-K filed on June 6, 2006.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits.
2.1	Agreement and Plan of Merger by and between GBC Bancorp, Inc. and First Charter Corporation, dated as of June 1, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on June 6, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under The Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GBC BANCORP, INC.
(Registrant)

DATE: August 10, 2006	BY:	/s/ Larry D. Key
Larry D. Key, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 10, 2006	BY:	/s/ John Hopkins
John Hopkins, Chief Financial Officer (Principal Financial and Accounting Officer)